Form 10-Q
period 1995-03-31
INDEPENDENCE BANCORP INC /NJ/
filed 1995-05-11
CIK 741356

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

          (Mark One)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended   March 31, 1995
                                         ------------------


                                      or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from_______________ to ____________

          Commission File Number         0-14129
                                         -------

                           INDEPENDENCE BANCORP, INC.
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                New Jersey                          22-2483513
       ----------------------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)

                     1100 Lake Street   Ramsey, NJ   07446
       ----------------------------------------------------------------
                   (Address of principal executive offices)

                                (201) 825-1000
       ----------------------------------------------------------------
             (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
      subject to such filing requirements for the past 90 days. Yes  X   No
                                                                   -----   -----

         Number of shares outstanding of each of the issuers classes of common
      stock on May 3, 1995                          1,308,328
               ----------------------------------------------

                   INDEPENDENCE BANCORP, INC. AND SUBSIDIARY
                   -----------------------------------------

                                     INDEX
                                     -----

                                                            PAGE
                                                            NUMBER
                                                            ------

PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Balance Sheets (unaudited)
   March 31, 1995 and December 31, 1994                         3

   Consolidated Statements of Income (unaudited)
   Three Months Ended March 31, 1995 and 1994                   4

   Consolidated Statements of Cash Flows (unaudited)
   Three Months Ended March 31, 1995 and 1994                   5

   Notes to Consolidated Financial Statements
   (unaudited)                                                  6-9

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                          10-16

PART II - OTHER INFORMATION                                     17


SIGNATURES                                                      18

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
- ---------------------------------------
Consolidated Balance Sheets (unaudited)

                                                                                                   March 31          December 31
(In thousands, except share data)                                                                    1995                1994
- --------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                            $15,390             $17,326
Interest bearing deposits in other banks                                                             6,632               4,860
Federal funds sold                                                                                  19,300               8,550
- --------------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                                       41,322              30,736
- --------------------------------------------------------------------------------------------------------------------------------
Securities
   Available for sale, at market                                                                     6,386               3,451
   Held to maturity, at cost (market value $108,080 and $94,228)                                   112,956             112,418
- --------------------------------------------------------------------------------------------------------------------------------
     Total securities                                                                              119,342             115,869
Loans
   Commercial                                                                                       30,583              27,109
   Real estate-construction                                                                          2,797               2,750
   Real estate-commercial                                                                           28,685              39,803
   Real estate-residential                                                                          40,190              28,084
   Installment                                                                                      32,487              32,712
- --------------------------------------------------------------------------------------------------------------------------------
     Total loans                                                                                   134,742             130,458
Less:
   Allowance for possible loan losses                                                                2,822               2,630
- --------------------------------------------------------------------------------------------------------------------------------
     Loans,net                                                                                     131,920             127,828
- --------------------------------------------------------------------------------------------------------------------------------
Premises and equipment,net                                                                           5,476               5,257
Accrued interest receivable                                                                          2,415               1,890
Other real estate, net                                                                                 846               1,148
Other assets                                                                                           452                 479
- --------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                                 $301,773            $283,207
================================================================================================================================
Liabilities and Stockholders' Equity
- ------------------------------------
Deposits
   Demand (non-interest bearing)                                                                    67,914              63,662
   Money market, NOW, and super NOW                                                                 92,400              81,928
   Savings                                                                                          66,050              66,397
   Time certificates of $100,000 or more                                                             7,899               6,047
   Other time certificates                                                                          48,883              47,398
- --------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                                283,146             265,432
Other liabilities                                                                                    1,454               1,098
Employee Stock Ownership Plan (ESOP)debt                                                             1,280               1,307
- --------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                             285,880             267,837
- --------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity
Preferred stock, no par value,1,000,000 shares authorized                                                -                   -
Cumulative convertible  preferred stock, 9% Series A, $1 par value, 776,875                            777                 777
     issued and outstanding(liquidation value -$6,215)
Common stock, par value $1.667 per share, 5,000,000 authorized;
   1,308,328 and 1,305,668, respectively, issued and outstanding                                     2,182               2,182
Capital in excess of par value                                                                      12,802              12,802
Retained earnings                                                                                    1,451               1,042
Net unrealized holding loss on securities available for sale, net of income tax benefit                (39)               (126)
Preferred stock acquired by ESOP                                                                    (1,280)             (1,307)
- --------------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                     15,893              15,370
- --------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                                   $301,773            $283,207
================================================================================================================================

                                       3

INDEPENDENCE BANCORP,INC.and SUBSIDIARY
- ---------------------------------------
Consolidated Statements of Income (unaudited)


                                                                   Three Months Ended
                                                                         March 31
                                                                 ---------------------
(In thousands, except per share data)                                 1995      1994
- --------------------------------------------------------------------------------------
Interest income:
   Loans                                                             $2,968     $2,436
   Securities                                                         1,686      1,373
   Federal funds sold                                                   160         69
   Deposits with banks                                                   80         49
- --------------------------------------------------------------------------------------
       Total interest income                                          4,894      3,927
- --------------------------------------------------------------------------------------
Interest expense:
   Interest on deposits                                               1,372      1,026
- --------------------------------------------------------------------------------------
       Total interest expense                                         1,372      1,026
- --------------------------------------------------------------------------------------
       Net interest income                                            3,522      2,901
Provision for possible loan losses                                      180        250
- --------------------------------------------------------------------------------------
       Net interest income after provision
         for possible loan losses                                     3,342      2,651
- --------------------------------------------------------------------------------------
Non-interest income:
   Service charges on deposit accounts                                  305        314
   Other income                                                         193        238
- --------------------------------------------------------------------------------------
                                                                        498        552
- --------------------------------------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits                                     1,305      1,116
   Occupancy and equipment                                              635        552
   Insurance premiums on deposits                                       162        166
   Other expenses                                                       917        772
- --------------------------------------------------------------------------------------
                                                                      3,019      2,606
- --------------------------------------------------------------------------------------
   Income before income taxes                                           821        597
   Income tax provision                                                 272        196
- --------------------------------------------------------------------------------------
Net income                                                              549        401
      Dividends on preferred stock                                      140        140
- --------------------------------------------------------------------------------------
      Net income applicable to common stock                            $409       $261
======================================================================================
Net income per common share
      Primary                                                          $.31       $.20
      Fully Diluted                                                     .26        .19
======================================================================================
Weighted average shares outstanding
      Primary                                                     1,308,328  1,305,668
      Fully Diluted                                               2,112,224  2,100,851
======================================================================================

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited)


                                                                                                 Three Months Ended
(In thousands)                                                                                         March 31,
                                                                                               -----------------------
Cash Flows From Operating Activities:                                                            1995           1994
                                                                                               -----------------------
Net Income                                                                                        $549           $401
- ----------------------------------------------------------------------------------------------------------------------
Adjustments to Reconcile Net Income to Net Cash Provided by
   Operating Activities:

Provision for possible loan losses                                                                 180            250
Depreciation of bank premises and equipment                                                        187            138
Net amortization and accretion on securities                                                        70            100
Provision for possible losses on other real estate                                                 140            102
Loss (gain) on sale of other real estate                                                             3            (56)
Gain on sale of residential mortgage loans and related servicing rights                             (4)           (22)
Increase in accrued interest receivable                                                           (525)          (443)
Decrease (increase) in other assets                                                                 27           (348)
Increase (decrease) in other liabilities                                                           356           (211)
- ----------------------------------------------------------------------------------------------------------------------
     Total Adjustments                                                                             434           (490)
- ----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                983            (89)
- ----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from maturities of securities:
  Available for sale                                                                                54          1,077
  Held for maturity                                                                              3,119          5,051
Purchase of securities:
  Available for sale                                                                            (2,872)           --
  Held for maturity                                                                             (3,896)       (17,281)
Net increase in loans                                                                           (4,287)          (600)
Decrease in other real estate                                                                      290            485
Capital expenditures                                                                              (406)           (92)
- ----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           (7,998)       (11,360)
- ----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net increase in deposit accounts                                                                17,714            304
Principal payments on  ESOP debt                                                                    27             25
Dividends paid on preferred stock                                                                 (140)          (140)
- ----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                       17,601            189
- ----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                            10,586        (11,260)
Cash and cash equivalents, beginning of year                                                    30,736         39,431
- ----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                         $41,322        $28,171
- ----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
  Interest                                                                                      $1,372         $1,026
  Income taxes (refund)                                                                            175            --
- ----------------------------------------------------------------------------------------------------------------------

                          INDEPENDENCE BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Independence Bancorp, Inc.'s (the Company) December 31, 1994 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 1995, the results of its operations and cash flows for the three months then ended, and cash flows for the first three months of 1995. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Summary of Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements of Independence Bancorp, Inc. include the accounts of the Company and its wholly-owned subsidiary, Independence Bank of New Jersey (the Bank). All significant intercompany accounts and transactions have been eliminated.

Securities

     The Company prospectively adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective January 1, 1994. SFAS 115 requires the Company to classify its investment securities as: (1) held to maturity, (2) available for sale and (3) trading.

     Securities which the Company has the ability and intent to hold until maturity are classified as held to maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.

     Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at market value. Differences between the security's amortized cost and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued


market value is charged/credited directly to stockholders' equity, net of income taxes.

The Company has not classified any of its securities as trading.


Loans

     Substantially all loans classified as commercial loans are at least partially secured by real estate. Loans are stated at their principal amount outstanding, net of any unearned income and net of loan origination fees and costs. Nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the loans' yield. The Bank does not accrue interest on any loan when factors indicate collectability is doubtful. In general, the accrual of interest is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income in the current year is reversed, and interest accrued in the prior year is charged to the allowance for possible loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest. Nonaccrual loans are returned to accrual status when interest is received on a current basis and other factors indicating doubtful collection cease.



Allowance for possible loan losses

The allowance for possible loan losses is maintained at a level considered adequate by management to absorb potential loan losses. It is the result of an in-depth and on-going analysis which relates outstanding balances to expected allowance levels required to absorb future credit losses. Current economic problems are addressed through management's assessment of anticipated changes in the regional economic climate, changes in composition and volume of the loan portfolio and variances in levels of classified, non-performing and past due loans. Allowance adequacy calculations are completed by applying risk assessments to determine specific and general allowance requirements for problem and non-problem loans.


       The allowance is increased as deemed necessary through provisions charged against current earnings and additionally by crediting amounts of recoveries received, if any, on previously charged-off loans. The allowance is reduced by charge-offs of loans which are determined to be uncollectable, in accordance with established policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued


Impaired Loans

     The Bank adopted SFAS 114 "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     The Bank had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

     As of March 31, 1995, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS no. 114 is as follows:

                                       Recorded   Valuation
                                      Investment  Allowance
                                      ----------  ---------
Impaired Loans-
  Valuation allowance required          $  596       $136
  No valuation allowance required        2,523          0
                                        ------       ----
        Total Impaired Loans            $3,119       $136


This valuation allowance is included in the allowance for loan losses on the balance sheet.

     The average recorded investment in impaired loans for the quarter ended March 31, 1995 was $3.3 million.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Bank recognized no interest income on impaired loans for the quarter eneded March 31, 1995.

     In accordance with SFAS No. 114, a loan is classified as foreclosed property when the Bank has taken possession of the collateral, regardless of whether the formal proceedings take place. This is a change from previous accounting for in-substance foreclosed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued


property under provisions of SFAS No. 15. SFAS No. 114 requires classification as foreclosed property based on actual possession, whereas previous practice classified certain loans as in-substance foreclosures prior to possession based on characteristics of the borrower and underlying collateral. As a result of adopting SFAS No. 114, loans of approximately $628 thousand no longer qualify as in-substance foreclosures based on the possession criterion, and therefore have been reclassified from other assets to loans as of January 1, 1995. Prior periods have been restated to reflect the pronouncement.

Other Real Estate

Other real estate is comprised of foreclosed properties where the Company has actually received title. Other real estate is carried at the lower of fair value, as determined by current appraisals, less estimated costs to sell, or the recorded investment in the loan on the property. Write-downs on these properties which occur after the initial transfer from the loan portfolio are recorded as operating expenses. Costs of holding such property are charged to expense as incurred. Gains, to the extent allowable, and losses on the disposition of these properties are reflected in current operations.


Note 3.  Dividends

Based on the continuing improvement in the Bank's condition, with the Federal Deposit Insurance Corporation (FDIC) and the New Jersey Department of Banking's ("Department") permission, the Board of Directors rescinded its December 23, 1993 Resolution.

The cash dividend for the common stock has been reinstated with the declaration of a $0.025 cash payment per share to stockholders of record May 15, 1995.


Note 4.  Commitments and Contingent Liabilities

     In the normal course of business, there are outstanding various legal proceedings, commitments and contingent liabilities, such as guarantees and commitments to extend credit which are not reflected in the accompanying financial statements. At March 31, 1995 standby letters of credit were approximately $2,256,000. In addition, the Company has committed $24,921,000 for home equity loans; $16,585,000 for commercial and residential real estate loans; $7,654,000 for commercial lines of credit and $5,974,000 for all other commitments. In the judgement of management, the financial position or results of operations of the Company will not be materially adversely affected by the outcome of any present legal proceedings or other commitments and contingent liabilities.

Item 2- Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

      Reference should be made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Independence Bancorp, Inc. Annual Report and Form 10K for the year ended December 31, 1994.

Overview
- --------

      The Company recorded net income applicable to common stock for the three months ended March 31, 1995 of $409 thousand, or $.31 and $.26 primary and fully diluted per common share, respectively. This compares to net income applicable to common stock for the three months ended March 31, 1994 of $261 thousand, or $.20 and $.19 primary and fully diluted per common share, respectively. Improved earnings for the first quarter 1995 were the result of a 21.4% increase in net interest income compared to the first quarter of 1994. Non-interest income for the three months ended March 31, 1995 decreased 9.8%, or $54 thousand as compared to the same period in 1994, while non-interest expense totaled $3.0 million, increasing $413 thousand, or 15.8% over the comparable period in 1994.

       As of March 31, 1995, the Company's Capital ratios were: 5.43% for Tier I leverage capital; 10.16% for Tier I capital to risk-adjusted assets; and 11.56% for total Tier capital to risk-adjusted assets. The Bank's ratios as of March 31, 1995 were 5.96% for Tier I leverage capital; 11.12% for Tier I capital to risk-adjusted assets; and 12.38% for total Tier capital to risk-adjusted assets. All ratios remain above regulatory mandated levels.

      Delinquent loans (90 days or more, and still accruing) increased $95 thousand or 200%, while non-accrual loans and total non-performing assets declined 24.7%, and 39.4%, respectively, from March 31, 1994 to March 31, 1995. In the first quarter of 1995, total non-performing assets declined 13.0% as compared to December 31, 1994.


Net Interest Income
- -------------------

      Net interest income, stated on a fully tax equivalent (FTE) basis, increased $621 thousand to $3.5 million in the first three months of 1995 when compared to the same period of last year. This increase in net interest income was primarily due to an increase in net interest earning assets coupled with the 23.6% increase in non-interest bearing liabilities. The Company's net interest spread and net interest margin increased from 4.59% to 4.77% and from 5.03% to 5.38%, respectively, from the first quarter 1994 to the first quarter 1995.

      Interest income (FTE) for the first three months of 1995 increased 24.6%, or $967 thousand compared to the respective period in 1994, while interest expense increased 33.7% or $346 thousand over the same period in 1994.

      The growth in average securities, loans and federal funds substantially accounted for the increase in net interest income for the first quarter of 1995. Similarly, the increase in average time deposits primarily accounted for the increase in interest expense.

      Average interest earning assets for the first quarter of 1995 increased $29.5 million, or 12.5%, over the comparable period in 1994 and the overall rate on earning assets increased by 65 basis points. Securities and real estate loans are primarily responsible for this growth with increases in the first quarter of 1995 of $19.1 million and $10.1 million, respectively, as compared with the first quarter of 1994.

       The Company's average rate paid on interest-bearing liabilities increased 48 basis points for the three month period ended March 31, 1995 as compared to the same period in 1994. This increase is attributable to the rising rate environment during the first quarter of 1995. As a result, the cost of these interest-bearing liabilities increased to 2.09% for the first three months of 1995, from 1.77% for the comparable period in 1994. The Company's net interest spread for the three months ended March 31, 1995 increased 18 basis points over that of the same period in 1994. Average demand deposits for the three months ended March 31, 1995 increased $12.3 million, or 23.6% compared to the first quarter of 1994. Average time deposits and other interest bearing liabilities increased $11.7 million, or 26.3% and $6.8 million, or 4.7%, for the first quarter of 1995 compared to the same period in 1994.

     Included in interest-earning assets are loans on which the accrual of interest has been discontinued. Such non-accrual loans amounted to $2.5 million at March 31, 1995. Had these loans been current in accordance with their terms, interest income on loans would have been $59 thousand higher. This reduction in loan interest income because of these non-accruing loans accounted for a 15 basis point decline in the yield on total interest-earning assets.



Provision for Possible Loan Losses and Allowance for Possible Loan Losses
- -------------------------------------------------------------------------

     The provision for possible loan losses, which is charged to operations, and the allowance for possible loan losses are maintained at a level considered adequate by management to absorb potential loan losses. It is the result of an in-depth and ongoing analysis which relates outstanding balances to expected allowance levels required to absorb future credit losses. Current economic problems are addressed through management's assessment of anticipated changes in the regional economic climate, changes in composition and volume of the loan portfolio and variances in levels of classified, non-performing and past due loans. Allowance adequacy calculations are completed by applying risk assessments to determine specific and general allowance requirements for problem and non-problem loans.

     The Company prospectively adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS
114), effective January 1, 1995. This statement requires that impaired loans, within the scope of the statement, be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or market price or the fair value of the collateral if the loan is collateral dependent.

     The following table lists selected data relating to the loan portfolio and certain factors which were considered by management in determining the amount of the allowance for possible loan losses for the first quarter of 1995. The table reflects the adoption of SFAS 114 and all prior year information has been reclassified to conform with the current year presentation.


                        As of, or For the Period Ended
                        ------------------------------
                         (dollar amounts in thousands)

                            03/31/94  06/30/94  09/30/94  12/31/94  03/31/95
                            --------  --------  --------  --------  --------
Non-Accrual Loans            $3,307    $3,084    $2,903    $2,622    $2,491
Impaired Loans                2,264     1,850     1,767       792       628
Other Real Estate             1,083     1,017       693     1,222       915
                             ------    ------    ------    ------    ------
Non-Performing Assets        $6,654    $5,951    $5,363    $4,636    $4,034
                             ======    ======    ======    ======    ======
Past Due Loans *             $   47    $  651    $   44    $  189    $  143
                             ======    ======    ======    ======    ======
Net Charge-offs              $  257    $  500    $  734    $  876    $ (12)
                             ======    ======    ======    ======    ======
Allowance for Possible
        Loan Losses          $2,485    $2,492    $2,508    $2,630    $2,822
                             ======    ======    ======    ======    ======
Allowance as Percentage
  of Loans Outstanding        2.03%     2.02%     1.99%     2.03%     2.09%
                             ======    ======    ======    ======    ======
Allowance as Percentage
   of Non-Performing
           Loans             44.61%    50.51%    53.70%    77.04%    90.48%
                             ======    ======    ======    ======    ======
Net Charge-offs (annualized)
     to Average Loans
        Outstanding           0.84%     0.84%     0.80%     0.70%   (0.04%)
                             =======   ======    ======    ======   =======

    * Loans over 90 days past due on which interest continues to be accrued.


     For the three months ended March 31, 1995, net loan recoveries were $12 thousand as compared with net loan charge-offs of $257 thousand for the comparable period of 1994. During the first quarter of 1995, $24 thousand, or 54.5% of the loans charged-off were commercial loans, which includes lease financing. The remaining 45.5% of loans charged-off related to installment loans. Recoveries during the first three months of 1995 for installment loans previously charged off accounted for 96.9%, or $31 thousand, of the total year-to-date recoveries. Included in past due loans for March 31, 1995 is one commercial loan for $94 thousand.

     At March 31, 1995, the Company's non-accrual loans, impaired loans, and other real estate (in total, non-performing assets) totalled $4.0 million as compared to $6.7 million at March 31, 1994. The ratio of non-performing assets to total assets as of March 31, 1995 and 1994 was 1.3% and 2.6%, respectively.

     At March 31, 1995, the Company's allowance for possible loan losses was $2.8 million. This represented 2.1% of total loans and 90.5% of total non-performing loans. This compares to the Company's allowance for possible loan losses at March 31, 1994 of $2.5 million, or 2.0% of total loans and 44.6% of total non-performing loans. The Company's allowance for possible loan losses at December 31, 1994 was $2.6 million, or 2.0% of loans and 77.0% of total non-accrual loans.



Non-Interest Income
- -------------------

     Total non-interest income for the first quarter of 1995 totaled $498 thousand, a decrease of $54 thousand or 9.8% as compared to the same period of 1994. The decrease in non-interest income for the three months ended March 31, 1995 reflects the adoption of the Free Checking Program that was instituted early in the second quarter of 1994. Other non-interest income for the first three months of 1995 decreased $45 thousand compared to the comparable period in 1994 primarily due to the $57 thousand decrease in gains resulting from sales of Other Real Estate Owned, offset by an increase in check printing income. There were no sales of securities during the first quarter of 1995.


Non-Interest Expense
- --------------------

     Non-interest expense totaled $3.0 million for the first quarter of 1995, $413 thousand, or 15.8% above the comparable period in 1994. Annualized, total non-interest expense as a percent of total average assets for the first three months of 1995 and 1994 was 4.18% and 4.05%, respectively. Salaries and employee benefits, which is the major component of this category, increased $189 thousand during the first three months of 1995, resulting from additions made to staff, higher medical costs, and merit increases.

     Occupancy and equipment costs for the first three months of 1995 increased $83 thousand, or 15.0% as compared to the same period in 1994 due to increased data processing charges and depreciation expense relating to the Company's computer conversion completed during the third quarter of 1994. Insurance premiums on deposits remained at the 1994 level. Other non-interest expenses for the first three months of

1995 totaled $917 thousand, an increase of $145 thousand or 18.8% over the comparable period in 1994. Approximately $52 thousand of the increase was related to higher advertising and marketing expenses and the remaining increase was attributable to an increase in the valuation reserve associated with Other Real Estate Owned, and increased stationery and supplies costs.


Interest Rate Sensitivity and Liquidity
- ---------------------------------------

    Management has identified numerous strategies, including a redeployment of asset maturities and cash flows to insulate net interest income from the effects of changes in interest rates. Sensitivity to interest rate fluctuations is measured in a number of time frames. Gap positions are monitored as part of the committee process. This activity includes periodic forecasts of future business activity which are applied to various interest rate environments in a simulation process. The use of these financial modeling techniques assists management in its continuing efforts to achieve stable earnings growth in an everchanging interest rate environment. While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap itself does not present a complete picture of interest rate sensitivity. For this reason, the Company primarily uses simulation techniques to project future net interest income streams, incorporating the current "gap" position, the forecasted balance sheet mix and the anticipated spread relationships between market rates and bank products under a variety of interest rate scenerios.

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. The Company's primary sources of liquidity are deposits, loan repayments and investment securities. During the first three months of 1995 and 1994, average balances in marketable securities and other short-term investments comprised 46.5% and 44.6% of average total assets, respectively. During the first three months of 1995, average deposit balances (after interest credited) increased 7.9% to $270.8 million from December 31, 1994.

     Securities, which consist of obligations of the U.S. Treasury and U.S. Government Agencies and issues of state and political subdivisions totaled $119.3 million at March 31, 1995, an increase of .4% or $588 thousand over December 31, 1994. At March 31, 1995, the Company's securities classified as held to maturity reflected gross unrealized gains of $703 thousand and gross unrealized losses of $4.9 million. Securities available for sale at March 31, 1995 totaled $6.4 million, an increase of $2.9 million or 82.9% as compared to December 31, 1994.

      In accordance with SFAS 115, at March 31, 1995, the Company had an unrealized loss balance of $39 thousand (net of tax effects) against retained earnings for net declines in the fair market values of its investment securities classified as available for sale. The

Company had no investment securities classified as trading securities as of March 31, 1995.

      The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company believes that its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes a combination of free checking accounts, convenient branch locations, extended hours of service, quality service and active marketing. Historically, the overall liquidity of the Company has been enhanced by the significant amount of core deposits.


Capital Resources
- -----------------

      At March 31, 1995, stockholders' equity totaled $15.9 million or 5.3% of total assets, as compared with $14.4 million, or 5.5% , at March 31, 1994.

      The Federal Reserve Board standards applicable to bank holding companies and similar standards of the Federal Deposit Insurance Corporation applicable to banks classify capital into two tiers, referred to as Tier I and Tier II. Tier I capital consists of common stockholders' equity and qualifying perpetual preferred stock, less goodwill. Tier II capital consists of the allowance for possible loan and lease losses up to 1.25% of risk-weighted assets.

      The Federal Reserve Board requires each bank holding company to maintain a minimum leverage ratio of 3.0% (Tier I capital to quarterly average total assets). The minimum 3.0% leverage requirement applies only to top-rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier I capital, and, in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks to which they are exposed. The Company's leverage capital ratio at March 31, 1995 was 5.43%. On March 31, 1995, the Bank's leverage capital ratio was 5.96%.

      Based on the continuing improvement in the Bank's condition, with the FDIC and Department's permission, the Board of Directors rescinded its December 23, 1993 resolution that required, among other things, the Bank to maintain its Tier I leverage capital ratio at not less than 5.50%.

      The following table reflects the Company's and Bank's capital ratios as of March 31, 1995:


(in thousands)                           Company          Bank
- --------------------------------------------------------------
Tier I Capital:
     Actual.............................. 10.16%         11.12%
     Regulatory Minimum Requirement......  4.00%          4.00%
Combined Tier I and Tier II Capital:
     Actual.............................. 11.56%         12.38%
     Regulatory Minimum Requirement......  8.00%          8.00%
Leverage Ratio:
     Actual..............................  5.43%          5.96%
     Regulatory Minimum Requirement......  4.00%
                                             to
                                           5.00%          5.50%

    PART II - OTHER INFORMATION
    ---------------------------

    ITEM  1 - LEGAL PROCEEDINGS
    ---------------------------
              None

    ITEM  2 - CHANGES IN SECURITIES
    -------------------------------
              None

    ITEM  3 - DEFAULT UPON SENIOR SECURITIES
    ----------------------------------------
              None

    ITEM  4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
    --------------------------------------------------------------
              None

    ITEM  5 - OTHER INFORMATION
    ---------------------------
              None

    ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K
    ------------------------------------------


             (a)  The following exhibits are being filed with this report:
                       3.1 Certificate of Incorporation of the Company, as amended.

                       27 Financial Data Schedule.


             (b)  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES
                                  -----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    INDEPENDENCE BANCORP, INC.
                                    --------------------------



          May 11, 1995              BY: /s/ KEVIN J. KILLIAN
     --------------------------        ---------------------------
     DATE                           KEVIN J. KILLIAN
                                    SENIOR VICE PRESIDENT &
                                    CHIEF FINANCIAL OFFICER



          May 11, 1995              BY: /s/ KAREN J. HALL
     --------------------------        ---------------------------
     DATE                           KAREN J. HALL
                                    CHIEF ACCOUNTING OFFICER