Form 10-Q
period 1995-06-30
INDEPENDENCE BANCORP INC /NJ/
filed 1995-08-11
CIK 741356

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                               FORM 10-Q

   (Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
   For the quarterly period ended   June 30, 1995
                                 -----------------


                                 or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
   For the transition period from_______________ to ____________

   Commission File Number         0-14129
                                  -------

                           INDEPENDENCE BANCORP,INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           New Jersey                                      22-2483513
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                     1100 Lake Street   Ramsey, NJ   07446
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (201) 825-1000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

Number of shares outstanding of each of the issuers classes of common stock
on July 31, 1995                          1,310,308
   -----------------------------------------------------------------------------

                   INDEPENDENCE BANCORP, INC. AND SUBSIDIARY
                   -----------------------------------------

                                     INDEX
                                     -----

                                                                        PAGE
                                                                       NUMBER
                                                                       ------

PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Balance Sheets (unaudited)
   June 30, 1995 and December 31, 1994                                      3

   Consolidated Statements of Income (unaudited)
   Three Months Ended June 30, 1995 and 1994 and
   Six Months Ended June 30, 1995 and 1994                                  4

   Consolidated Statements of Cash
   Flows(unaudited) Six Months Ended June 30, 1995 and 1994                 5

   Notes to Consolidated Financial Statements
   (unaudited)                                                            6-9

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                   10-16

PART II - OTHER INFORMATION                                                17


SIGNATURES                                                                 18

INDEPENDENCE BANCORP,INC. and SUBSIDIARY
- ----------------------------------------
Consolidated Balance Sheets (unaudited)


                                                                                               June 30           December 31
(In thousands, except share data)                                                                1995                1994
- ----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                         $17,658             $17,326
Interest bearing deposits in other banks                                                          3,778               4,860
Federal funds sold                                                                               17,050               8,550
- ----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                                    38,486              30,736
- ----------------------------------------------------------------------------------------------------------------------------
Securities
   Available for sale, at market                                                                  7,301               3,451
   Held to maturity, at cost (market value $116,615 and $104,364)                               117,854             112,418
- ----------------------------------------------------------------------------------------------------------------------------
     Total securities                                                                           125,155             115,869
Loans
   Commercial                                                                                    28,811              27,109
   Real estate-construction                                                                       4,259               2,750
   Real estate-commercial                                                                        41,595              39,803
   Real estate-residential                                                                       28,832              28,084
   Installment                                                                                   33,575              32,712
- ----------------------------------------------------------------------------------------------------------------------------
     Total loans                                                                                137,072             130,458
Less:
   Allowance for possible loan losses                                                             2,880               2,630
- ----------------------------------------------------------------------------------------------------------------------------
     Loans, net                                                                                 134,192             127,828
- ----------------------------------------------------------------------------------------------------------------------------
Premises and equipment,net                                                                        5,451               5,257
Accrued interest receivable                                                                       2,268               1,890
Other real estate, net                                                                              658               1,148
Other assets                                                                                        592                 479
- ----------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                              $306,802            $283,207
============================================================================================================================
Liabilities and Stockholders' Equity
- ------------------------------------
Deposits
   Demand (non-interest bearing)                                                                 69,654              63,662
   Money market, NOW, and super NOW                                                              93,028              81,928
   Savings                                                                                       66,057              66,397
   Time certificates of $100,000 or more                                                          7,754               6,047
   Other time certificates                                                                       51,267              47,398
- ----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                             287,760             265,432
Other liabilities                                                                                 1,330               1,098
Employee Stock Ownership Plan (ESOP) debt                                                         1,251               1,307
- ----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                          290,341             267,837
- ----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity
Preferred stock, no par value,1,000,000 shares authorized                                             -                   -
Cumulative convertible  preferred stock, 9% Series A, $1 par value, 776,875                         777                 777
     issued and outstanding (liquidation value -$6,215)
Common stock, par value $1.667 per share, 5,000,000 authorized;
   1,309,808 and 1,305,668, respectively, issued and outstanding                                  2,184               2,182
Capital in excess of par value                                                                   12,814              12,802
Retained earnings                                                                                 1,975               1,042
Net unrealized holding loss on securities available for sale, net of income tax benefit             (38)               (126)
Preferred stock acquired by ESOP                                                                 (1,251)             (1,307)
- ----------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                  16,461              15,370
- ----------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                                $306,802            $283,207
============================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEPENDENCE BANCORP,INC.and SUBSIDIARY
- ---------------------------------------
Consolidated Statements of Income (unaudited)

                                                                      Three Months Ended       Six Months Ended
                                                                           June 30                  June 30
                                                                     -------------------   ----------------------
(In thousands, except per share data)                                  1995       1994          1995       1994
- ----------------------------------------------------------------------------------------   ----------------------
Interest income:
   Loans                                                              $3,128     $2,591        $6,095     $5,027
   Securities                                                          1,784      1,399         3,469      2,772
   Federal funds sold                                                    225        100           385        169
   Deposits with banks                                                    61         77           140        126
- ----------------------------------------------------------------------------------------   ----------------------
       Total interest income                                           5,198      4,167        10,089      8,094
- ----------------------------------------------------------------------------------------   ----------------------
Interest expense:
   Interest on deposits                                                1,511      1,075         2,884      2,101
- ----------------------------------------------------------------------------------------   ----------------------
       Total interest expense                                          1,511      1,075         2,884      2,101
- ----------------------------------------------------------------------------------------   ----------------------
       Net interest income                                             3,687      3,092         7,205      5,993
Provision for possible loan losses                                       160        250           340        500
- ----------------------------------------------------------------------------------------   ----------------------
       Net interest income after provision
         for possible loan losses                                      3,527      2,842         6,865      5,493
- ----------------------------------------------------------------------------------------   ----------------------
Non-interest income:
   Service charges on deposit accounts                                   341        272           646        586
   Other income                                                          190        204           383        442
- ----------------------------------------------------------------------------------------   ----------------------
                                                                         531        476         1,029      1,028
- ----------------------------------------------------------------------------------------   ----------------------
Non-interest expense:
   Salaries and employee benefits                                      1,265      1,174         2,570      2,290
   Occupancy and equipment                                               637        554         1,272      1,106
   Insurance premiums on deposits                                        162        166           324        332
   Other expenses                                                        947        782         1,863      1,554
- ----------------------------------------------------------------------------------------   ----------------------
                                                                       3,011      2,676         6,029      5,282
- ----------------------------------------------------------------------------------------   ----------------------
   Income before income taxes                                          1,047        642         1,865      1,239
   Income tax provision                                                  347        211           619        407
- ----------------------------------------------------------------------------------------   ----------------------
Net income                                                               700        431         1,246        832
      Dividends on preferred stock                                       140        140           280        280
- ----------------------------------------------------------------------------------------   ----------------------
      Net income applicable to common stock                             $560       $291          $966       $552
========================================================================================   ======================
Net income per common share
      Primary                                                           $.42       $.22          $.73       $.42
      Fully Diluted                                                      .33        .20           .58        .40
========================================================================================   ======================
Weighted average shares outstanding
      Primary                                                      1,325,317  1,308,340     1,325,185  1,308,477
      Fully Diluted                                                2,133,423  2,100,851     2,133,291  2,100,988
========================================================================================   ======================

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
           (unaudited)

                                                                                                    Six Months Ended
(In thousands)                                                                                          June 30
                                                                                               --------------------------
Cash Flows From Operating Activities:                                                              1995          1994
                                                                                               --------------------------
Net Income                                                                                        $1,246          $832
- -------------------------------------------------------------------------------------------------------------------------

Adjustments to Reconcile Net Income to Net Cash Provided by
   Operating Activities:

Provision for possible loan losses                                                                   340           500
Depreciation of bank premises and equipment                                                          374           274
Net amortization and accretion on securities                                                          52           213
Provision for possible losses on other real estate                                                   230           117
Loss (gain) on sale of other real estate                                                               3           (58)
Gain on sale of residential mortgage loans and related servicing rights                              (12)          (26)
Increase in accrued interest receivable                                                             (378)         (153)
Decrease (increase) in other assets                                                                  113          (430)
Increase (decrease) in other liabilities                                                             232           318
- -------------------------------------------------------------------------------------------------------------------------
     Total Adjustments                                                                               954           755
- -------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                2,200         1,587
- -------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from maturities of securities:
  Available for sale                                                                                 193         1,718
  Held for maturity                                                                                6,374         9,330
Purchase of securities:
  Available for sale                                                                              (3,842)            -
  Held for maturity                                                                              (12,007)      (36,980)
Net increase in loans                                                                             (6,945)       (2,029)
Decrease in other real estate                                                                        260           800
Capital expenditures                                                                                (568)         (294)
- -------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                            (16,535)      (27,455)
- -------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net increase in deposit accounts                                                                  22,328        11,698
Principal payments on  ESOP debt                                                                      56            51
Proceeds from the issuance of common stock                                                            14            13
Dividends paid                                                                                      (313)         (280)
- -------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                         22,085        11,482
- -------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash and cash equivalents                                               7,750       (14,386)
Cash and cash equivalents, beginning of year                                                      30,736        39,431
- -------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                           $38,486       $25,045
- -------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
  Interest                                                                                        $2,884        $2,101
  Income taxes                                                                                       350           220
- -------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          INDEPENDENCE BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Independence Bancorp, Inc.'s (the Company) December 31, 1994 Annual Report to Shareholders. In the opinion of management,the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 1995, the results of its operations for the three and six months then ended, and cash flows for the six months then ended. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Summary of Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements of Independence Bancorp,Inc. include the accounts of the Company and its wholly-owned subsidiary, Independence Bank of New Jersey (the Bank). All significant intercompany accounts and transactions have been eliminated.

Securities

     The Company prospectively adopted Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective January 1, 1994. SFAS 115 requires the Company to classify its investment securities as: (1) held to maturity, (2) available for sale or (3) trading.

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


    The allowance is increased as deemed necessary through provisions charged against current earnings and additionally by crediting amounts of recoveries received, if any, on previously charged-off loans. The allowance is reduced by charge-offs of loans which are determined to be uncollectible, in accordance with established policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued


Impaired Loans

     The Bank adopted SFAS 114 "Accounting by Creditors for Impairment of a Loan", and SFAS 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995. SFAS 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     The Bank had previously measured the allowance for possible loan losses using methods similar to those prescribed in SFAS 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

     As of June 30, 1995, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS 114 is as follows:


                                       Recorded     Valuation
                                      Investment    Allowance
                                      -----------------------
Impaired Loans-
  Valuation allowance required          $  504         $90
  No valuation allowance required        2,155           0
                                        ------         ---
        Total Impaired Loans            $2,659         $90
                                        ======         ===


This valuation allowance is included in the allowance for possible loan losses on the balance sheet.

     The average recorded investment in impaired loans for the six months ended June 30, 1995 was $3.2 million.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Bank recognized no interest income on impaired loans for the six months ended June 30, 1995.

     In accordance with SFAS 114, a loan is classified as foreclosed property when the Bank has taken possession of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued



collateral, regardless of whether the formal proceedings take place. This is a change from previous accounting for in-substance foreclosed property under provisions of SFAS 15. SFAS 114 requires classification as foreclosed property based on actual possession, whereas previous practice classified certain loans as in-substance foreclosures prior to possession based on characteristics of the borrower and underlying collateral. As a result of adopting SFAS 114, loans of approximately $501 thousand no longer qualify as in-substance foreclosures based on the possession criterion, and therefore have been reclassified from other assets to loans as of January 1, 1995. Prior periods have been restated to reflect the pronouncement.

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


Note 3.  Commitments and Contingent Liabilities

     In the normal course of business, there are outstanding various legal proceedings, commitments and contingent liabilities, such as guarantees and commitments to extend credit which are not reflected in the accompanying financial statements. At June 30, 1995 standby letters of credit were approximately $2,207,000. In addition, the Company has committed $25,907,000 for home equity loans; $14,733,000 for commercial and residential real estate loans; $7,840,000 for commercial lines of credit and $6,135,000 for all other commitments. In the judgement of management, the financial position or results of operations of the Company will not be materially adversely affected by the outcome of any present legal proceedings or other commitments and contingent liabilities.

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

Overview
- --------

     The Company recorded net income applicable to common stock for the three months ended June 30, 1995 of $560 thousand, or $.42 and $.33 primary and fully diluted per common share, respectively. This compares to net income applicable to common stock for the three months ended June 30, 1994 of $291 thousand, or $.22 and $.20 primary and fully diluted per common share. The Company's second quarter 1995 net income benefited from a 19.2% increase in net interest income before the provision for possible loan losses as compared to the same period in 1994. Net income after preferred dividends for the six months ended June 30, 1995 was $966 thousand, or $.73 per common share on a primary basis and $.58 per common share on a fully diluted basis, as compared to $552 thousand or $.42 per common share on a primary basis and $.40 per common share on a fully diluted basis for the comparable period in 1994.

     As of June 30, 1995, the Company's Capital ratios were: 5.44% for Tier I leverage capital; 10.46% for Tier I capital to risk-adjusted assets; and 11.75% for total Tier capital to risk-adjusted assets. The Bank's ratios as of June 30, 1995 were 5.77% for Tier I leverage capital; 11.31% for Tier I capital to risk-adjusted assets; and 12.56% for total Tier capital to risk-adjusted assets. All ratios remain above regulatory mandated levels.

     Delinquent loans (90 days or more, and still accruing) decreased $632 thousand or 97.1%, and non-accrual loans and total non-performing assets declined 43.6%, and 40.0%, respectively, from June 30, 1994 to June 30, 1995. As compared to December 31, 1994, total non-performing assets at June 30, 1995 declined 22.9%.


Net Interest Income
- -------------------

     Net interest income, stated on a fully tax equivalent (FTE) basis, increased $595 thousand, or 19.2% for the second quarter of 1995 as compared to the second quarter of 1994. Net interest income on a fully tax equivalent basis increased $1.2 million to $7.2 million in the first six months of 1995 when compared to the same period of last year. Net interest margins are as follows:
5.32% for the three months ended June 30, 1995, as compared to 5.08% for the same period in 1994, and 5.35% and 5.18% for the six months ended June 30, 1995 and 1994, respectively.

     Interest income (FTE) totalled $10.1 million for the first six months of 1995, an increase of 24.6%, or $2.0 million, as compared to the same period in 1994, while interest expense increased 37.3%, or $783 thousand during this period. During the second quarter of 1995, interest income increased by 24.7%, or $1.0 million, which was offset by the increase in interest expense of 40.6%, or $436 thousand, as compared to the respective period in 1994. Growth in average securities, loans and federal funds substantially accounted for the increase in net interest income for both periods presented. Similarly, the increase in average time deposits primarily accounted for the increase in interest expense.

     Average interest earning assets for the first six months of 1995 increased $38.3 million, or 16.3%, over the comparable period in 1994 and the overall rate on earning assets increased by 50 basis points. Securities and real estate loans are primarily responsible for this growth with increases of $23.0 million and $12.4 million,respectively, as compared with the same period of 1994.

     The Company's average rate paid on interest-bearing liabilities increased 57 basis points for the three month period ended June 30, 1995, and 47 basis points for the first half of 1995, as compared to the comparable periods of 1994. This increase is attributable to the rising rate environment during the first half of 1995. As a result, the cost of these interest-bearing liabilities increased to 2.17% for the second quarter of 1995 compared to 1.76% for the second quarter of 1994. The cost of interest-bearing liabilities for the six months ended June 30, 1995 increased to 2.13% compared to 1.81% for the comparable period in 1994. Average demand deposits for the second quarter of 1995 increased $12.5 million, or 22.9% compared to the second quarter or 1994. Average time deposits and other interest bearing liabilities increased $14.1 million, or 31.5% and $8.5 million, or 5.7%, for the second quarter of 1995 compared to the same period in 1994.

     Included in interest-earning assets are loans on which the accrual of interest has been discontinued. Such non-accrual loans amounted to $2.3 million at June 30, 1995. Had these loans been current in accordance with their terms, interest income on loans would have been $110 thousand higher.


Allowance and Provision for Possible Loan Losses
- ------------------------------------------------

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

     The Company prospectively adopted Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), effective January 1, 1995. This Statement requires that impaired loans, within the scope of the statement, be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or market price or the fair value of the collateral if the loan is collateral dependent. Appropriate periodic provisions are charged to operations as determined by the foregoing methodology.

     The following table lists selected data relating to the loan portfolio and certain of the factors which were considered by management in determining the amount of the allowance for possible loan losses for the period ended June 30, 1995. The table reflects the adoption of SFAS 114 and all prior year information has been reclassified to conform with the current year presentation.


                        As of, or For the Period Ended
                        ------------------------------
                         (dollar amounts in thousands)

                              06/30/94  09/30/94   12/31/94  03/31/95 06/30/95
                              --------  --------   --------- -------- --------

Non-Accrual Loans              $ 3,084   $ 2,903    $ 2,622   $ 2,491  $ 2,283
Other Impaired Loans             1,850     1,767        792       628      501
Other Real Estate                1,017       693      1,222       915      789
                               -------   -------    -------   -------  -------
Non-Performing Assets          $ 5,951   $ 5,363    $ 4,636   $ 4,034  $ 3,573
                               =======   =======    =======   =======  =======
Past Due Loans *               $   651   $    44    $   189   $   143  $    19
                               =======  ========    =======   =======  =======

Net Charge-offs (recoveries)   $   500   $   734    $   876   $  (12)  $    90
                              ========  ========   ========   =======  =======
Allowance for Possible
   Loan Losses                 $ 2,492   $ 2,508    $ 2,630   $ 2,822  $ 2,880
                               =======   =======    =======   =======  =======
Allowance as Percentage
   of Loans Outstanding          2.02%     1.99%      2.03%     2.09%    2.10%
                               =======   =======    =======   =======  =======
Allowance as Percentage
   of Non-Performing
         Loans                  50.51%    53.70%     77.04%    90.48%  103.45%
                               =======   =======     ======   =======  =======
Net Charge-offs (recoveries)
  (annualized)to Average Loans
      Outstanding                0.84%     0.80%      0.70%   (0.04%)    0.13%
                               =======   =======     ======   =======  =======

   * Loans over 90 days past due on which interest continues to be accrued.



     For the six months ended June 30, 1995, net loan charge-offs were $90 thousand as compared with net loan charge-offs of $500 thousand for the same period of 1994. There were $352 thousand in charge-offs, of which $274 thousand or 77.8% of the loans charged off were commercial loans, which include lease financing loans, and the remaining 22.2% were installment loans. Recoveries during the first six months of 1995 were for commercial and installment loans previously charged off and totalled $211 thousand and $51 thousand, repectively.

     At June 30, 1995, the Company's non-accrual loans, impaired loans, and other real estate (in total, non-performing assets) totalled $3.6 million as compared to $6.0 million at June 30, 1994.

     At June 30, 1995, the Company's allowance for possible loan losses was $2.9 million. This represented 2.1% of total loans and 103.5% of total non-performing loans. This compares to the Company's allowance for possible loan losses at June 30, 1994 of $2.5 million, or 2.0% of total loans and 50.5% of total non-performing loans. The Company's allowance for possible loan losses at December 31, 1994 was $2.6 million, or 2.0% of loans and 77.0% of total non-performing loans.



Non-Interest Income
- -------------------

     Total non-interest income for the second quarter of 1995 totaled $531 thousand, an increase of $55 thousand or 11.6% as compared to the same period of 1994. Service charges on deposit accounts increased 25.4% for the second quarter of 1995 over the same period in 1994, primarily due to increased income from account related charges. Other non-interest income for the first three months of 1995 decreased $14 thousand compared to the comparable period in 1994 as a result of reduced fee income on loans. Total non-interest income for the first half of 1995 remained even with the same period of 1994.


Non-Interest Expense
- --------------------

     Annualized, total non-interest expense as a percentage of total average assets for the second quarter of 1995 and 1994 was 3.99% and 4.04%, respectively. Non-interest expense for the three month period ending June 30, 1995 totalled $3.0 million, an increase of $335 thousand as compared to the same period of 1994. Salaries and employee benefits increased $91 thousand, or 7.8% over the same period in 1994 due to additions made to staff and merit increases. Occupancy and equipment costs for the second quarter of 1995 increased 15.0%, or $83 thousand over the same period of 1994 as a result of increased data processing and depreciation expenses relating to the Company's computer conversion completed during the third quarter of 1994. Insurance premium on deposit account expense for the second quarter of 1995 was even with the second quarter of 1994. Other non-interest expenses for the three months ended June 30, 1995 increased $165 thousand, or 21.1% over the comparable period of 1994 due to increased charges to the valuation reserve for other real estate owned, higher advertising and marketing expenses, and increased stationery costs.

     Total non-interest expense annualized, as a percentage of total average assets for the first half of 1995 and 1994 was 4.08% and

4.16%, respectively. Non-interest expense for the six months ended June 30, 1995 totalled $6.0 million, an increase of $747 thousand, or 14.1% as compared to the same period in 1994. Salaries and employee benefits increased $280 thousand, or 12.2% for the first half of 1995 over the same period in 1994, primarily due to increases in staff. Other operating expenses for the the first six months of 1995, excluding salaries and employee benefits, increased 15.6% as compared to the same period in 1994. This increase was attributable to higher data processing and equipment expense, costs associated with other real estate owned, advertising and marketing expenses, and higher stationery and postage costs.


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

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. The Company's primary sources of liquidity are deposits, loan repayments and investment securities. During the first six months of 1995 and 1994, average balances in marketable securities and other short-term investments comprised 47.0% and 45.3% of average total assets, respectively. During the first six months of 1995, average deposit balances (after interest credited) increased 10.3% to $276.8 million from December 31, 1994.

     Securities, which consist of obligations of the U.S. Treasury and U.S. Government Agencies and issues of state and political subdivisions totaled $125.2 million at June 30, 1995, an increase of 8.0% or $9.3 million over December 31, 1994. At June 30, 1995, the Company's securities classified as held to maturity reflected gross unrealized gains of $306 thousand and gross unrealized losses of $1.5 million. Securities available for sale at June 30, 1995 totaled $7.3 million, an increase of $3.9 million or 111.6% as compared to December 31, 1994.

     In accordance with SFAS 115, at June 30, 1995, the Company had an unrealized loss balance of $38 thousand (net of tax effects) against retained earnings for net declines in the fair market values of its investment securities classified as available for sale. The Company had no investment securities classified as trading securities as of June 30, 1995.

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


Capital Resources
- -----------------

     At June 30, 1995, stockholders' equity totaled $16.5 million or 5.4% of total assets, as compared with $15.4 million, or 5.4%, at December 31, 1994.

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

     The Federal Reserve Board requires each bank holding company to maintain a minimum leverage ratio of 3.0% (Tier I capital to quarterly average total assets). The minimum 3.0% leverage requirement applies only to top-rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier I capital, and, in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks to which they are exposed. The Company's leverage capital ratio at June 30, 1995 was 5.44%. On June 30, 1995, the Bank's leverage capital ratio was 5.77%.

     Based on the continuing improvement in the Bank's condition, with the FDIC and Department's permission, the Board of Directors rescinded its December 23, 1993 resolution that required, among other things, the Bank to maintain its Tier I leverage capital ratio at not less than 5.50%.

      The following table reflects the Company's and Bank's capital ratios as of June 30, 1995:


                                         Company          Bank
- --------------------------------------------------------------
Tier I Capital:
     Actual.............................. 10.46%         11.31%
     Regulatory Minimum Requirement......  4.00%          4.00%
Combined Tier I and Tier II Capital:
     Actual.............................. 11.75%         12.56%
     Regulatory Minimum Requirement......  8.00%          8.00%
Leverage Ratio:
     Actual..............................  5.44%          5.77%
     Regulatory Minimum Requirement......  4.00%
                                            to
                                           5.00%          5.50%

    PART II - OTHER INFORMATION
    ---------------------------

    ITEM  1 - LEGAL PROCEEDINGS
    ---------------------------
              None

    ITEM  2 - CHANGES IN SECURITIES
    -------------------------------
              None

    ITEM  3 - DEFAULT UPON SENIOR SECURITIES
    ----------------------------------------
              None

    ITEM  4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
    --------------------------------------------------------------
              The annual meeting of shareholders was held on April 27, 1995. The following directors were elected to serve until the next annual meeting. The number of votes cast for or withheld from each director is indicated opposite each director's name:

                 Director             Votes For     Votes Withheld
                 --------             ---------     --------------
              A. Roger Bosma         966,407.4702      5,049.7116
              Esko J. Koskinen       955,884.4702     15,572.7116
              Robert O. Hagman       966,407.4702      5,049.7116
              James R. Napolitano    966,407.4702      5,049.7116
              William F. Dator       966,407.4702      5,049.7116
              Joseph A. Haynes       966,407.4702      5,049.7116
              Joseph LoScalzo        966,110.7946      5,346.3872
              Julius J. Franchini    966,407.4702      5,049.7116
              Robert F. Frasco       966,407.4702      5,049.7116

    ITEM  5 - OTHER INFORMATION
    ---------------------------
              None

    ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K
    ------------------------------------------


            (a)  The following exhibits are being filed with this report:

                      3.2 By-Laws of the Company.

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



                                    INDEPENDENCE BANCORP, INC.
                                    --------------------------



         August 7, 1995               BY:  \s\ Kevin J. Killian
 ----------------------------         ----------------------------
 DATE                                 KEVIN J. KILLIAN
                                      SENIOR VICE PRESIDENT &
                                      CHIEF FINANCIAL OFFICER



         August 7, 1995               BY: \s\ Karen J. Hall
 ----------------------------         ----------------------------
 DATE                                 KAREN J. HALL
                                      CHIEF ACCOUNTING OFFICER