Form 10-Q
period 1995-09-30
INDEPENDENCE BANCORP INC /NJ/
filed 1995-11-13
CIK 741356

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                               FORM 10-Q

   (Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
   For the quarterly period ended   September 30, 1995
                                 ----------------------

                                 or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
   For the transition period from                to
                                  ---------------  ------------

   Commission File Number         0-14129
                                  -------

                           INDEPENDENCE BANCORP,INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         New Jersey                                  22-2483513
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

                      1100 Lake Street   Ramsey, NJ 07446
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (201) 825-1000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----
  Number of shares outstanding of each of the issuers classes of common stock on
October 31, 1995                                                       1,311,492
--------------------------------------------------------------------------------

                   INDEPENDENCE BANCORP, INC. AND SUBSIDIARY
                   -----------------------------------------

                                     INDEX
                                     -----

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Balance Sheets (unaudited)
   September 30, 1995 and December 31, 1994                                3

   Consolidated Statements of Income (unaudited)
   Three Months Ended September 30, 1995 and 1994 and
   Nine Months Ended September 30, 1995 and 1994                           4

   Consolidated Statements of Cash Flows (unaudited)
   Nine Months Ended September 30, 1995 and 1994                           5

   Notes to Consolidated Financial Statements
   (unaudited)                                                             6-9

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                      10-16

PART II - OTHER INFORMATION                                                17


SIGNATURES                                                                 18

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
---------------------------------------
Consolidated Balance Sheets (unaudited)


                                                                                                 September 30        December 31
(In thousands, except share data)                                                                    1995                1994
----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                            $19,210             $17,326
Interest bearing deposits in other banks                                                               984               4,860
Federal funds sold                                                                                  13,375               8,550
----------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                         33,569              30,736
----------------------------------------------------------------------------------------------------------------------------------

Securities
  Available for sale, at market                                                                      6,214               3,451
  Held to maturity, at cost (market value $123,095 and $104,364)                                   124,489             112,418
----------------------------------------------------------------------------------------------------------------------------------
   Total securities                                                                                130,703             115,869
Loans
  Commercial                                                                                        26,352              27,109
  Real estate-construction                                                                           4,338               2,750
  Real estate-commercial                                                                            43,158              39,803
  Real estate-residential                                                                           28,935              28,084
  Installment                                                                                       35,121              32,712
----------------------------------------------------------------------------------------------------------------------------------
   Total loans                                                                                     137,904             130,458
Less:
  Allowance for possible loan losses                                                                 2,572               2,630
----------------------------------------------------------------------------------------------------------------------------------
   Loans, net                                                                                      135,332             127,828
----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                          5,481               5,257
Accrued interest receivable                                                                          2,823               1,890
Other real estate, net                                                                               1,445               1,148
Other assets                                                                                           387                 479
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                                   $309,740            $283,207
==================================================================================================================================
Liabilities and Stockholders' Equity
------------------------------------
Deposits
  Demand (non-interest bearing)                                                                    $73,139             $63,662
  Money market, NOW, and super NOW                                                                  87,339              81,928
  Savings                                                                                           64,142              66,397
  Time certificates of $100,000 or more                                                             11,240               6,047
  Other time certificates                                                                           53,995              47,398
----------------------------------------------------------------------------------------------------------------------------------
   Total deposits                                                                                  289,855             265,432
Other liabilities                                                                                    1,509               1,098
Employee Stock Ownership Plan (ESOP) debt                                                            1,223               1,307
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                               292,587             267,837
----------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity
Preferred stock, no par value,1,000,000 shares authorized                                                -                   -
Cumulative convertible  preferred stock, 9% Series A, $1 par value, 776,875                            777                 777
   issued and outstanding (liquidation value - $6,215)
Common stock, par value $1.667 per share, 5,000,000 authorized;
   1,311,367 and 1,308,328, respectively, issued and outstanding                                     2,187               2,182
Capital in excess of par value                                                                      12,827              12,802
Retained earnings                                                                                    2,633               1,042
Net unrealized holding loss on securities available for sale, net of income tax benefit                (48)               (126)
Preferred stock acquired by ESOP                                                                    (1,223)             (1,307)
----------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                       17,153              15,370
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                                     $309,740            $283,207
==================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
---------------------------------------------
Consolidated Statements of Income (unaudited)

                                             Three Months Ended      Nine Months Ended
                                                September 30           September 30
                                           ----------------------  ---------------------
(In thousands, except per share data)         1995        1994        1995       1994
-----------------------------------------------------------------  ---------------------
Interest income:
  Loans                                        $3,196      $2,672      $9,291     $7,699
  Securities                                    1,814       1,632       5,283      4,404
  Federal funds sold                              170          48         555        217
  Deposits with banks                              52          27         192        153
-----------------------------------------------------------------  ---------------------
    Total interest income                       5,232       4,379      15,321     12,473
-----------------------------------------------------------------  ---------------------
Interest expense:
  Interest on deposits                          1,527       1,142       4,411      3,243
------------------------------------------------------------------  ---------------------
    Total interest expense                      1,527       1,142       4,411      3,243
------------------------------------------------------------------  ---------------------
    Net interest income                         3,705       3,237      10,910      9,230
Provision for possible loan losses                140         250         480        750
------------------------------------------------------------------  ---------------------
    Net interest income after provision
     for possible loan losses                   3,565       2,987      10,430      8,480
------------------------------------------------------------------  ---------------------
Non-interest income:
  Service charges on deposit accounts             324         282         970        868
  Other income                                    221         231         604        673
------------------------------------------------------------------  ---------------------
                                                  545         513       1,574      1,541
------------------------------------------------------------------  ---------------------
Non-interest expense:
  Salaries and employee benefits                1,365       1,252       3,935      3,542
  Occupancy and equipment                         653         604       1,925      1,710
  Insurance premiums on deposits                  (13)        156         311        488
  Other expenses                                  869         808       2,732      2,362
------------------------------------------------------------------  ---------------------
                                                2,874       2,820       8,903      8,102
------------------------------------------------------------------  ---------------------
  Income before income taxes                    1,236         680       3,101      1,919
  Income tax provision                            405         224       1,024        631
------------------------------------------------------------------  ---------------------
Net income                                        831         456       2,077      1,288
    Dividends on preferred stock                  140         140         420        420
------------------------------------------------------------------  ---------------------
    Net income applicable to common stock        $691        $316      $1,657       $868
==================================================================  =====================
Net income per common share and common equivalent share:
    Primary                                      $.44        $.24       $1.13       $.66
    Fully Diluted                                 .35         .21         .89        .61
==================================================================  =====================
Average common and common equivalent shares outstanding:
    Primary                                 1,553,733   1,314,653   1,464,375  1,313,146
    Fully Diluted                           2,349,344   2,123,175   2,338,143  2,121,668
==================================================================  =====================
    Cash dividends declared, common stock       $.025       $ ---       $ .05      $ ---
==================================================================  =====================

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
         (unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                      -------------------------
(In thousands)                                                                          1995             1994
Cash Flows From Operating Activities:                                                 -------------------------
Net Income                                                                             $2,077           $1,288
---------------------------------------------------------------------------------------------------------------

Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:

Provision for possible loan losses                                                        480              750
Depreciation of bank premises and equipment                                               557              431
Net amortization and accretion on securities                                               49              295
Provision for possible losses on other real estate                                        230              202
Loss (gain) on sale of other real estate                                                    3              (66)
Gain on sale of residential mortgage loans and related servicing rights                   (15)               3
Increase in accrued interest receivable                                                  (934)            (918)
Decrease (increase) in other assets                                                        93             (171)
Increase in other liabilities                                                             411              701
---------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                       874            1,227
---------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                               2,951            2,515
---------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from maturities of securities:
  Available for sale                                                                    2,299            2,145
  Held for maturity                                                                     9,527           11,121
Purchase of securities:
  Available for sale                                                                   (4,839)               -
  Held for maturity                                                                   (21,870)         (41,138)
Net increase in loans                                                                  (7,988)          (4,914)
(Increase) decrease in other real estate                                                 (517)           1,210
Capital expenditures                                                                     (781)            (869)
---------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (24,169)         (32,445)
---------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Net increase in deposit accounts                                                       24,423           11,248
Principal payments on ESOP debt                                                            84               78
Proceeds from the exercise of common stock options                                         30               13
Dividends paid                                                                           (486)            (420)
---------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                              24,051           10,919
---------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                    2,833          (19,011)
Cash and cash equivalents, beginning of year                                           30,736           39,431
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                              $33,569          $20,420
---------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
  Interest                                                                             $4,411           $3,243
  Income taxes                                                                            600              220
---------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          INDEPENDENCE BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Independence Bancorp, Inc.'s (the Company) December 31, 1994 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 1995, the results of its operations for the three and nine months then ended, and cash flows for the nine months then ended. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Summary of Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements of Independence Bancorp, Inc. include the accounts of the Company and its wholly-owned subsidiary, Independence Bank of New Jersey (the Bank). All significant intercompany accounts and transactions have been eliminated.

Securities

     The Company adopted Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective January 1, 1994. SFAS 115 requires the Company to classify its investment securities as: (1) held to maturity, (2) available for sale or (3) trading.

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

     As of September 30, 1995, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS 114 is as follows:


(in thousands)                            Recorded     Valuation
                                         Investment    Allowance
                                         -----------------------
Impaired Loans-
  Valuation allowance required             $   142       $   22
  No valuation allowance required            1,729            0
                                           -------       ------
        Total Impaired Loans               $ 1,871       $   22
                                          ========       ======


This valuation allowance is included in the allowance for possible loan losses on the balance sheet.

     The average recorded investment in impaired loans for the nine months ended September 30, 1995 was $3.1 million.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Bank recognized no interest income on impaired loans for the nine months ended September 30, 1995.

     In accordance with SFAS 114, a loan is classified as foreclosed property when the Bank has taken possession of the collateral,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued



regardless of whether the formal proceedings take place. This is a change from previous accounting for in-substance foreclosed property under provisions of SFAS 15. SFAS 114 requires classification as foreclosed property based on actual possession, whereas previous practice classified certain loans as in-substance foreclosures prior to possession based on characteristics of the borrower and underlying collateral. As a result of adopting SFAS 114, loans of approximately $501 thousand no longer qualify as in-substance foreclosures based on the possession criterion, and therefore have been reclassified from other assets to loans as of January 1, 1995. Prior periods have been reclassified to reflect the pronouncement.

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


Note 3.  Commitments and Contingent Liabilities

     In the normal course of business, there are outstanding various legal proceedings, commitments and contingent liabilities, such as guarantees and commitments to extend credit which are not reflected in the accompanying financial statements. At September 30, 1995 standby letters of credit were approximately $2,128,000. In addition, the Company has committed $26,736,000 for home equity loans; $16,188,000 for commercial and residential real estate loans; $9,189,000 for commercial lines of credit and $6,195,000 for all other commitments. In the judgement of management, the financial position or results of operations of the Company will not be materially adversely affected by the outcome of any present legal proceedings or other commitments and contingent liabilities.

Item 2- Management's Discussion and Analysis of Financial
----------------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

      Reference should be made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Independence Bancorp, Inc. Annual Report and Form 10K for the year ended December 31, 1994.

Overview
--------

      The Company recorded net income applicable to common stock for the three months ended September 30, 1995 of $691 thousand, or $.35 fully diluted per common share. This compares to net income applicable to common stock for the same period in 1994 of $316 thousand, or $.21 fully diluted per common share. The Company's third quarter 1995 net income benefited from a 14.5% increase in net interest income before the provision for possible loan losses as compared to the same period in 1994. Net income after preferred dividends for the nine months ended September 30, 1995 was $1.7 million, or $.89 per common share on a fully diluted basis, as compared to $868 thousand or $.61 per common share on a fully diluted basis for the comparable period in 1994.

       As of September 30, 1995, the Company's Capital ratios were: 5.68% for Tier I leverage capital; 10.64% for Tier I capital to risk-adjusted assets; and 11.94% for total Tier capital to risk-adjusted assets. The Bank's ratios as of September 30, 1995 were 6.03% for Tier I leverage capital; 11.25% for Tier I capital to risk-adjusted assets; and 12.50% for total Tier capital to risk-adjusted assets. All ratios remain above regulatory mandated levels.

      Non-accrual loans and total non-performing assets declined 59.9%, and 36.0%, respectively, from September 30, 1994 to September 30, 1995. As compared to December 31, 1994, total non-performing assets at September 30, 1995 declined 26.0%.


Net Interest Income
-------------------

      Net interest income, stated on a fully tax equivalent (FTE) basis, increased $483 thousand, or 14.9% for the third quarter of 1995 as compared to the third quarter of 1994. Net interest income on a fully tax equivalent basis increased $1.7 million to $11.0 million in the first nine months of 1995 when compared to the same period of 1994. Net interest margins are as follows: 5.28% and 5.12% for the three months ended September 30, 1995 and 1994, respectively, and 5.35% and 5.11% for the nine months ended September 30, 1995 and 1994, respectively.

      Interest income (FTE) totalled $15.4 million for the first nine months of 1995, an increase of 22.9%, or $2.9 million, as compared to the same period in 1994, while interest expense increased 36.0%, or

$1.2 million during this period. During the third quarter of 1995, interest income increased by 19.7%, or $867 thousand, which was offset by the increase in interest expense of 33.7%, or $385 thousand, as compared to the respective period in 1994. Growth in average securities, real estate and installment loans and federal funds substantially accounted for the increase in net interest income for both periods presented. Similarly, the increase in average time deposits primarily accounted for the increase in interest expense.

      Average interest earning assets for the first nine months of 1995 increased $31.5 million, or 13.0%, over the comparable period in 1994 and the overall rate on earning assets increased by 61 basis points. Securities and real estate loans are primarily responsible for this growth with increases of $19.3 million and $11.1 million, respectively, as compared with the same period of 1994.

       The Company's average rate paid on interest-bearing liabilities increased 54 basis points for the three month period ended September 30, 1995, and 53 basis points for the first nine months of 1995, as compared to the comparable periods of 1994. The cost of these interest-bearing liabilities increased to 2.16% for the third quarter of 1995 compared to 1.80% for the third quarter of 1994. The cost of interest-bearing liabilities for the nine months ended September 30, 1995 increased to 2.15% compared to 1.79% for the comparable period in 1994. Average demand deposits for the third quarter of 1995 increased $13.5 million, or 23.6% compared to the third quarter of 1994. Average time deposits and other interest bearing liabilities increased $15.0 million, or 32.5%, for the third quarter of 1995 compared to the same period in 1994. The Company continues to experience a favorable net interest margin for the period ended September 30, 1995. This is attributable to the significant amount of demand deposits that the Company continues to attract and retain.

     Included in interest-earning assets are loans on which the accrual of interest has been discontinued. Such non-accrual loans amounted to $1.7 million at September 30, 1995. Had these loans been current in accordance with their terms, interest income on loans for the nine months ended September 30, 1995 would have been $118 thousand higher.


Allowance and Provision for Possible Loan Losses
------------------------------------------------

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

     The following table lists selected data relating to the loan portfolio and certain other factors which were considered by management in determining the amount of the allowance for possible loan losses for the period ended September 30, 1995. The table reflects the adoption of SFAS 114 and prior year information has been reclassified to conform with the current year presentation.


                        As of, or For the Period Ended
                        ------------------------------
                            (amounts in thousands)

                              09/30/94  12/31/94  03/31/95  06/30/95  09/30/95
                              --------  --------  --------  --------  --------
Non-Accrual Loans              $ 2,903   $ 2,622   $ 2,491   $ 2,283   $ 1,722
Other Impaired Loans             1,767       792       628       501       149
Other Real Estate                  693     1,222       915       789     1,561
                               -------   -------   -------   -------   -------
Non-Performing Assets          $ 5,363   $ 4,636   $ 4,034   $ 3,573   $ 3,432
                               =======   =======   =======   =======   =======
Past Due Loans *               $    44   $   189   $   143   $    19   $   170
                               =======   =======   =======   =======   =======

Net Charge-offs (recoveries)   $   734   $   876   $  (12)   $     90  $   538
                               =======   =======   =======   ========  =======
Allowance for Possible
   Loan Losses                 $ 2,508   $ 2,630   $ 2,822   $  2,880  $ 2,572
                               =======   =======   =======   ========  =======
Allowance as Percentage
   of Loans Outstanding          1.99%     2.03%     2.09%      2.10%    1.87%
                               =======   =======   =======   ========  =======
Allowance as Percentage
   of Non-Performing
         Loans                  53.70%    77.04%    90.48%    103.45%  137.47%
                               =======   =======   =======   ========  =======
Net Charge-offs (recoveries)
  (annualized)to Average Loans
      Outstanding                0.80%     0.70%   (0.04%)      0.13%    0.53%
                               =======   =======   =======   ========  =======

   * Loans over 90 days past due on which interest continues to be accrued.



     For the nine months ended September 30, 1995, net loan charge-offs were $538 thousand as compared with net loan charge-offs of $734 thousand for the same period of 1994. There were $879 thousand in charge-offs, of which $650 thousand or 73.9% were commercial loans, $152 thousand or 17.3% were installment loans, and the remaining 8.8% were real estate loans. Recoveries during the first nine months of 1995 were for commercial and installment loans previously charged off and totalled $275 thousand and $66 thousand, respectively.

     At September 30, 1995, the Company's non-accrual loans, impaired loans, and other real estate (in total, non-performing assets) totalled $3.4 million as compared to $5.4 million at September 30, 1994. Delinquent loans (90 days or more, and still accruing) increased $126 thousand due to one real estate borrower.

     At September 30, 1995, the Company's allowance for possible loan losses was $2.6 million. This represented 1.9% of total loans and 137.5% of total non-performing loans. This compares to the Company's allowance for possible loan losses at September 30, 1994 of $2.5 million, or 2.0% of total loans and 53.7% of total non-performing loans. The Company's allowance for possible loan losses at December 31, 1994 was $2.6 million, or 2.0% of loans and 77.0% of total non-performing loans.



Non-Interest Income
-------------------

     Non-interest income for the three and nine months ended September 30, 1995 increased $32 thousand and $33 thousand, respectively, over the comparable period in 1994. Service charges on deposit accounts for the third quarter of 1995 increased $42 thousand, or 14.9% over the same period in 1994 as a result of increased income from account related charges. Other non-interest income for the third quarter of 1995 decreased from the comparable period in 1994 due to reduced loan fee income. Service charges on deposit accounts for the nine months ended September 30, 1995 increased $102 thousand, or 11.8% over the same period in 1994, while all other non-interest income declined $69 thousand, or 10.3% as compared to the first nine months of 1994.


Non-Interest Expense
--------------------

     Non-interest expense for the third quarter of 1995 totalled $2.9 million, remaining even with the comparable period of last year. Third quarter 1995 and 1994 non-interest expense annualized as a percentage of total average assets was 3.77% and 4.14%, respectively. Salaries and employee benefits for the three months ended September 30, 1995 reflected an increase of $113 thousand, or 9.0% over the third quarter of 1994 as a result of additions to staff. Third quarter 1995 occupancy and equipment expenses increased $49 thousand or 8.1% over the third quarter of 1994 due to higher data processing fees and equipment depreciation, offset by a decrease in equipment maintenance costs. Insurance premiums on deposit accounts for the third quarter of 1995 decreased $169 thousand or 108.3% compared to the same period of last year as a result of a refund received from the Federal Deposit

Insurance Corporation ("FDIC") for excessive premium payments made during 1995. Other non-interest expenses for the third quarter of 1995 totalled $869 thousand, an increase of $61 thousand, or 7.5% over the same period in 1994 due to higher costs for professional services, advertising and marketing costs, and stationery expenses, partially offset by a decrease in costs associated with other real estate owned.

     Annualized, total non-interest expense as a percentage of total average assets for the nine months ended September 30, 1995 and 1994 was 3.99% and 4.11%, respectively. Non-interest expense for the first nine months of 1995 totalled $8.9 million, an increase of $801 thousand, or 9.9% over the comparable period in 1994. Salaries and employee benefits increased $393 thousand, or 11.1% over the nine months ended September 30, 1994 primarily due to a 10.8% increase made to staff. Other operating expenses for the first nine months of 1995, excluding salaries and employee benefits, increased 8.9% as compared to the same period in 1994. This increase is attributable to higher data processing and equipment costs related to the July 1994 computer system conversion, advertising and marketing expenses, stationery costs, and professional fees, partially offset by the reduction in insurance premiums on deposits expense resulting from the $169 thousand refund received from the FDIC.


Interest Rate Sensitivity and Liquidity
---------------------------------------

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

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. The Company's primary sources of liquidity are deposits, loan repayments and investment securities. During the first nine months of 1995 and 1994, average balances in marketable securities and other short-term investments comprised 46.9% and 45.4% of average total assets, respectively. During the first nine months of 1995, average deposit balances (after interest credited) increased 11.0% to $278.6 million from December 31, 1994.

     Securities, which consist of obligations of the U.S. Treasury and U.S. Government Agencies and issues of state and political subdivisions totalled $130.7 million at September, 1995, an increase of 12.8% or $14.8 million over December 31, 1994. At September 30, 1995, the Company's securities classified as held to maturity reflected gross unrealized gains of $237 thousand and gross unrealized losses of $1.6 million. Securities available for sale at September 30, 1995 totaled $6.2 million, an increase of $2.8 million or 80.1% as compared to December 31, 1994.

      In accordance with SFAS 115, at September 30, 1995, the Company had an unrealized loss balance of $48 thousand (net of tax effects) against retained earnings for net declines in the fair market values of its investment securities classified as available for sale. The Company had no investment securities classified as trading securities as of September 30, 1995.

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


Capital Resources
-----------------

      At September 30, 1995, stockholders' equity totaled $17.2 million or 5.5% of total assets, as compared with $15.4 million, or 5.4%, at December 31, 1994.

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

      The Federal Reserve Board requires each bank holding company to maintain a minimum leverage ratio of 3.0% (Tier I capital to quarterly average total assets). The minimum 3.0% leverage requirement applies only to top-rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier I capital, and, in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks to which they are exposed. The Company's leverage capital ratio at September 30, 1995 was 5.68%. On September 30, 1995, the Bank's leverage capital ratio was 6.03%.

      Based on the continuing improvement in the Bank's condition, with the FDIC and Department's permission, the Board of Directors rescinded its December 23, 1993 resolution that required, among other things, the Bank to maintain its Tier I leverage capital ratio at not less than 5.50%.

      The following table reflects the Company's and Bank's capital ratios as of September 30, 1995:


                                         Company          Bank
--------------------------------------------------------------
Tier I Capital:
     Actual.............................. 10.64%         11.25%
     Regulatory Minimum Requirement......  4.00%          4.00%
Combined Tier I and Tier II Capital:
     Actual.............................. 11.94%         12.50%
     Regulatory Minimum Requirement......  8.00%          8.00%
Leverage Ratio:
     Actual..............................  5.68%          6.03%
     Regulatory Minimum Requirement......  4.00%          4.00%
                                            to             to
                                           5.00%          5.00%

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

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              INDEPENDENCE BANCORP, INC.
                              --------------------------



      November 8, 1995           BY: /s/ Kevin J. Killian
  ------------------------       ------------------------------
  DATE                           KEVIN J. KILLIAN
                                 SENIOR VICE PRESIDENT &
                                 CHIEF FINANCIAL OFFICER


      November 8, 1995           BY: /s/ Karen J. Hall
  ------------------------       ------------------------------
  DATE                           KAREN J. HALL
                                 CHIEF ACCOUNTING OFFICER