Form 10-K405
period 1995-12-31
INDEPENDENCE BANCORP INC /NJ/
filed 1996-04-01
CIK 741356

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1995
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           For the Transition Period From __________ To ____________.
                         Commission file number 0-14129

                           INDEPENDENCE BANCORP, INC.
             (Exact name of registrant as specified in its charter)
- -----------------------------------------------------------------------------
           New Jersey                                       22-2483513
- ---------------------------------                       --------------------
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)

               1100 Lake Street, Ramsey, New Jersey 07446
- -----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrants telephone number, including area code: 201-825-1000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                                     9% SERIES A
      COMMON STOCK                    CUMULATIVE CONVERTIBLE PREFERRED STOCK
    (Title of Class)                              (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

        The aggregate market value of voting stock held by non affiliates of the Registrant is approximately $11,461,400.(1)

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

Common Stock $1.6675 Par Value                      1,312,908
- -------------------------------       -----------------------------------------
        Title of Class                Number of Shares Outstanding as of 3/8/96

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV incorporate certain information by reference to the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (the "Annual Report"). Part III incorporates certain information by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders.

- ---------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by the last sale price for the Company's Common Stock on March 8, 1996. The information provided shall in no way be construed as an admission that any officer, director, or 10% shareholder may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for the record keeping purposes of the Securities and Exchange Commission.

                           INDEPENDENCE BANCORP, INC.
                        FORM 10-K CROSS-REFERENCE INDEX

The preceding Annual Report and this Form 10-K incorporates into a single document the requirements of the accounting profession and the Securities and Exchange Commission. There has been no action by the Commission, however, to approve or disapprove or pass upon the accuracy or adequacy of the Annual Report and Form 10-K.

                                                                                             Page
                                                                                             ----
Part I
        Item 1.   Business ................................................................      47
        Item 2.   Properties ..............................................................      54
        Item 3.   Legal Proceedings .......................................................      54
        Item 4.   Submission of Matters to a Vote of Security Holders
                  (This item is omitted since no matters were submitted for
                  security vote during the fourth quarter of 1995).
Part II
        Item 5.   Market for the Registrants Common Equity and
                  Related Stockholder Matters ..............................................     21
        Item 6.   Selected Financial Data ..................................................      3
        Item 7.   Managements Discussion and Analysis of Financial
                  Condition and Results of Operations ......................................      5
        Item 8.   Financial Statements and Supplementary Financial Data ....................     22
        Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure
                  (This item is omitted since no information
                  is required to be reported hereunder)
Part III
        Item 10.  Director and Executive Officers of the Registrant
        Item 11.  Executive Compensation
        Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management
        Item 13.  Certain Relationships and Related Transactions
                  (The information required by the items in this part has been omitted since it will be contained in the definitive proxy statement to be filed pursuant to Regulation 14A.)



Part IV
        Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K ..................................................................    44

        (a) The financial statements listed on the index set forth in Item 8 of this Annual
            Report on Form 10-K are filed as part of this Annual Report.

        3.1     Certificate of Incorporation of the Company, as amended
                (incorporated herein by reference to Exhibit 3.1 to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended
                March 31, 1995).

        3.2 By-Laws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).



        10.1    Lease Agreement, dated July 18,1985, between Office Court
                Associates and the Bank, relating to the branch office in Ramsey, New Jersey (incorporated herein by reference to the Company's Form S-1 Registration Statement No. 33-6062).

        10.2    Lease Agreement, dated March 16, 1984 between Office Court
                Associates and the Bank, relating to the branch office in Ramsey, New Jersey (incorporated herein by reference to the Company's Form S-1 Registration Statement No. 33-6062).

        10.3    Lease Agreement, dated December 14, 1982, between Esko J.
                Koskinen and Miriam E. Koskinen and the Bank, relating to the branch office in Montvale, New Jersey (incorporated herein by reference to the Company's Form S-1 Registration Statement No.
                33-6062).

        10.4    Lease Agreement, dated July 1, 1987 between Office Court
                Associates and the Bank, relating to the branch office in Ramsey, New Jersey (incorporated herein by reference to Exhibit
                10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

        10.5    Lease Agreement, dated May 28, 1987 between Gerth's Pork Store,
                Inc., and the Bank, relating to the branch office in Hawthorne, New Jersey (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1987).

        10.6    Lease Agreement, dated October 24, 1988 between Fairleigh
                Dickinson University and the Bank, relating to the branch office in Hackensack, New Jersey (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

        10.7    Amended Lease Agreement, dated January 18, 1989, between Esko J.
                Koskinen and Miriam E. Koskinen and the Bank, relating to the branch office in Montvale, New Jersey (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form
                10-K for the year ended December 31, 1988).

        10.8    Lease Agreement, dated February 15, 1990, between Office Court
                Associates and the Bank, relating to the branch office in Ramsey, New Jersey (incorporated herein by reference to Exhibit
                10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).


        10.9    Lease Agreement, dated September 25, 1990, between Office Court
                Associates and the Bank, relating to the branch office in Ramsey, New Jersey (incorporated herein by reference to Exhibit
                10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

        10.10   Term Loan Agreement among Independence Bancorp, Inc., Employee
                Stock Ownership Trust and Commerce Bank, N.A., dated October 16,
                1992 (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1992).


        13.1    Annual Report to Shareholders for the year ended December 31,
                1995 (such Report, except for those portions expressly incorporated by reference in the filing, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K).

        21.1 Subsidiaries of the Company (incorporated herein by reference to the Company's Form S-1 Registration Statement No. 33-6062).

        23.1    Consent of Arthur Andersen LLP.

        Executive Compensation Plans and Arrangements

        10.11   1986 Stock Option Plan (incorporated herein by reference to
                Exhibit 10.6 of the Company's Form S-1 Registration Statement No.
                33-6062).

        10.12 Independence Bank Salary Savings Plan (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form
                10-K for the year ended December 31, 1988).

        10.13   The Company's 1990 Stock Option Plan for Non-Employee Directors.
                (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1994).

        10.14   Employee Stock Ownership Plan (incorporated by reference to
                Exhibit 10.15 of the Company's Form S-1 Registration Statement
                No. 33-48002).

        10.15   1994 Stock Option Plan (incorporated herein by reference to
                Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

        (b)  Current Reports on Form 8-K during the quarter ended December 31,
             1994. The Company filed no reports on Form 8-K during the quarter.

        (c) The exhibits required by Item 601 of Regulation S-K and listed above under Item 14(a) are filed as exhibits to this Form 10-K.

        (d) All financial statement schedules for which provision is made in the regulations of the Securities and Exchange Commission have been omitted since they are not required to be filed pursuant to the instructions to the regulations or are inapplicable.

                                     Part I

Item 1. Business

General

Independence Bancorp, Inc. ("the Company"), is a New Jersey business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As a bank holding company, the Company's operations are confined to the ownership and operation of banks and activities deemed by the Federal Reserve Board to be closely related to banking to be a proper incident thereto. The Company incorporated on November 10, 1983 for the purpose of acquiring Independence Bank of New Jersey (the "Bank") and thereby enabling the Company to operate within the bank holding company structure. On June 28, 1984 the Company acquired 100 percent of the outstanding shares of the Bank.

Except as otherwise indicated, all references herein to the Company include the Bank.

The principal activities of the Company are the owning and supervising of the Bank, which engages in a general banking business from seven offices located in Bergen County, New Jersey and one office in Passaic County, New Jersey. The Company directs the policies and coordinates the financial resources of the Bank. The Company provides and performs various technical, advisory and auditing services for the Bank, coordinates the Bank's general policies and activities and participates in the Bank's major business decisions. The day-to-day affairs of the Bank are managed by the Bank's officers and directors. The Company's principal executive offices are located at 1100 Lake Street, Ramsey, New Jersey.

The Bank

The Bank is an independent community bank which seeks to provide personal attention and professional financial assistance to its customers. The Bank is a locally managed, owned and oriented financial institution.

The Bank is a member of the Commerce Network (the "Network") and has the exclusive right to use the "Yes Bank" logo within its primary service area. The Network provides certain marketing and support services to the Bank. The Network is a group of five independent community banks with over 70 branch banking offices which provides various support services and ancillary services to its members which allows them to take advantage of the Network's size.

The Bank provides a broad range of retail and commercial banking through branch offices in Ramsey, Allendale, Ridgewood, Mahwah, Montvale, Park Ridge, Hackensack and Hawthorne, New Jersey. The Bank is not a member of the Federal Reserve System. The Bank's deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law. As of December 31, 1995, the Bank had total assets of $325.7 million, total deposits of $304.5 million and total stockholders equity of $19.6 million.

The Bank has focused its strategy for growth primarily on the further development of its community-based retail banking network. The objective of this corporate strategy is to build earnings growth potential for the future as the retail branch office network matures. The Bank's branch concept uses a prototype or standardized branch office building, convenient locations and active marketing, all designed to attract retail deposits. Using this prototype branch concept, the Bank plans to open a number of new branch offices in the next five years. The Bank's retail approach to banking emphasizes a combination of long-term customer relationships, quick responses to customer needs, active marketing, convenient locations, free checking for customers maintaining certain minimum balances and extended hours of operation.

The Bank is not dependent on any one or more major customers.

Service Area

The Bank's primary service area includes Bergen and Passaic Counties, New Jersey and more particularly the following cities located in these counties where the Bank has branch offices: Ramsey, Allendale, Ridgewood, Mahwah, Montvale, Park Ridge, Hackensack and Hawthorne. The Bank has attempted to locate its branches in the fastest growing communities within its service area. Retail deposits gathered through these focused branching activities are used to support the Bank's lending throughout Northern New Jersey.

Retail Banking Activities

The Bank provides a broad range of retail banking services and products, including free personal checking accounts and savings programs, negotiable orders of withdrawal ("NOW") accounts, money-market accounts, certificates of deposit, secured and unsecured loans, consumer loan programs (including installment loans for home improvement and the purchase of consumer goods and automobiles), home equity and Visa/MasterCard revolving lines of credit, overdraft checking, mortgage loans, safe deposit facilities, wire transfers, automated teller facilities, money orders and holiday club accounts.

Commercial Banking Activities

The Bank offers a broad range of commercial banking services, including free checking accounts (subject to a $1,000 minimum balance), night depository facilities, wire transfers, money-market accounts, certificates of deposit, short-term loans for seasonal or working capital purposes, term loans for fixed assets and expansion purposes, revolving credit plans and other commercial loans to fit the needs of its customers. The Bank also finances the construction of business properties and makes real estate mortgage loans on completed buildings. Where the needs of the customer exceed the Bank's lending limit for any one customer (approximately $3,343,000 at December 31, 1995), the Bank may participate with other banks in making a loan.

Competition

The Bank's service area is characterized by intense competition for banking business among bank holding companies and commercial banks, thrift institutions and other financial institutions. The Bank actively competes with such banks and financial institutions for local retail and commercial accounts. The Bank also is subject to competition from other major banking and financial institutions outside its service area, many of which are substantially larger and have greater financial resources than the Bank. Other competitors, including credit unions, consumer finance companies, insurance companies and money-market mutual funds, compete with certain lending and deposit gathering services offered by the Bank.

In commercial transactions, the Banks legal lending limit to a single borrower (approximately $3,343,000 as of December 31, 1995) enables it to compete effectively for the business of smaller businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank's effectiveness in competing for financings in excess of these limits.

In consumer transactions, the Bank believes that it is able to compete on a substantially equal basis with larger financial institutions because it offers longer hours of operation, personalized service and competitive interest rates on savings and time accounts with low minimum deposit requirements.

In order to compete with other financial institutions both within and beyond its primary service area, the Bank uses, to the fullest extent possible, the flexibility which independent status permits. This includes an emphasis on specialized services for the small business person and professional contacts by the Bank's officers, directors and employees, and the greatest possible efforts to understand fully the financial situation of relatively small borrowers. The size of such borrowers, in managements opinion, often inhibits close attention to their needs by larger institutions. The Bank may seek to arrange for loans in excess of its lending limit on a participation basis with other financial institutions in order to more fully service customers whose loan demands exceed the Bank's lending limit.

The Bank endeavors to be competitive with all competing financial institutions in its primary service area with respect to interest rates paid on time and saving deposits, its overdraft charges on deposit accounts, and interest rates charges on loans.

Employees

As of December 31, 1995, the Company, including the Bank, had approximately 182 full-time equivalent employees of whom 41 were part-time. The Company considers its relationships with its employees to be good.

Supervision and Regulation

The banking industry is highly regulated. Statutory and regulatory controls increase the cost of doing business. The operations of the Bank are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, and limitations on the types of investments that may be made and the types of services which can be offered. Various consumer laws and regulations also affect the operations of the Bank.

The Company

The Company is registered as a "bank holding company" under the Holding Company Act and is, therefore, subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB").

Under the Holding Company Act, the Company is required to obtain the prior approval of the FRB before it can merge or consolidate with any other bank holding company or acquire all or substantially all of the assets of any bank that is not already majority owned by it or acquire direct or indirect ownership or control of any voting shares of any bank that is not already majority owned by it, if after such acquisition it would directly or indirectly own or control more than 5% of the voting stock of such bank. See "Recent Legislation".

The Company is generally prohibited under the Holding Company Act from engaging in, or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public which outweigh the possible adverse effects. The FRB has been regulation determined that certain activities are closely related to banking within the meaning of the Holding Company Act. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice, acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full payout, non-operating basis; and certain stock brokerage and investment advisory services.

Under the policy of the FRB with respect to bank holding company operations, a bank holding company is deemed to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Banking Law") a bank holding company is required to guarantee that any "undercapitalized" (as such term is defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards as of the time the institution failed to comply with such capital restoration plan. In addition, under the Holding Company Act, the Company is required to file periodic reports of its operations with, and is subject to examination by, the FRB.

The Company is also under the jurisdiction of the Securities and Exchange Commission and various state securities commissions for matters related to the offering and sale of its securities, and is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.

The Company, as an affiliate of the Bank within the meaning of the Federal Reserve Act, is subject to certain restrictions under the Federal Reserve Act regarding, among other things, extensions of credit to it by the Bank and the use of the stock or other securities of the Company as collateral for loans by the Bank to any borrower. Further, under the Federal Reserve Act and the FRB regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or provisions of property or services. These so-called "anti-tie-in provisions" generally provide that a bank may not extend credit, lease or sell property or furnish any service or fix or vary the consideration for any of the foregoing (or obtain the same from), to a customer on the condition or requirement that the customer provide some additional credit, property or service to the bank, the bank's holding company or any other subsidiary of the bank's holding company, or on the condition or requirement that the customer not obtain other credit, property or services from a competitor of the bank, the bank's holding company or any subsidiary of the bank's holding company.

The Bank

The Bank, as a state-chartered subsidiary bank, is subject to the New Jersey Banking Act of 1948, as amended. The Bank is also subject to the supervision of, and to regular examination by, the New Jersey Department of Banking ("Department") and the FDIC and is required to furnish periodic reports to each agency. Although the Bank is not a member of the Federal Reserve System, it is still subject to substantial regulation by the FRB. The approval of the Department is necessary for the establishment of any additional branch offices by any state bank, subject to applicable state law restrictions. Under present New Jersey Law, the Bank may operate offices at any location in New Jersey approved by the Department. See "Recent Legislation."

The aspects of the lending and deposit business of the Bank which is regulated by the above mentioned agencies include, among others, personal lending and mortgage lending. The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

State-chartered banks are prohibited from engaging as principals in activities that are not permitted for national banks, unless: (i) the FDIC determines the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards. The Bank currently does not engage as principal in activities not permitted for national banks.

The Bank, as an institution, the deposits of which are insured by the BIF of the FDIC, is subject to an insurance assessment imposed by the FDIC. The insurance assessment paid by BIF-insured institutions is determined under a risk-based assessment system. Under this system, banks pay a semi-annual assessment at a rate which is based upon the assessment risk classification assigned to the bank by the FDIC. In determining the assessment risk classification, the FDIC assigns each bank to one of the three capital groups and within each capital group to one of the three supervisory subgroups. Depending upon the assessment risk classification assigned to a bank, the semi-annual assessments paid by banks range from 0.00% of an institutions average assessment base for banks assigned to the highest capital group and highest supervisory subgroup to 0.31% for banks assigned to the lowest capital group and lowest supervisory subgroup. Banks are notified of the assessment risk classification by the first day of the month preceding each semi-annual period. The Bank's current assessment rate is 0.00%.

Under the Community Reinvestment Act, as amended ("CRA"), as implement by FDIC regulations, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires the FDIC to assess an institutions record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires that the FDIC provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. In 1994 and 1995, the Bank received a "needs to improve" rating, which is the rating immediately below "satisfactory." A continued "needs to improve" rating could have an effect on the ability of the Bank to expand in the future. The Company has taken steps to improve the Bank's performance under CRA including strengthening its ongoing commitment to small business lending and expanding its commitment to specialized lending to low- and moderate-income areas within the Companys market areas. While the Company believes that its efforts will be successful in raising the Bank's CRA rating, there can be no assurances that the Company's efforts will be successful and that the rating will improve.

Capital Requirements

Effective December 31, 1992, risk-based capital standards issued by bank regulatory authorities in the United States were fully implemented. Theses capital standards attempt to relate a banking company's capital to the risk profile of its assets and provide the basis for which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banking organizations to meet a minimum ratio of total capital to risk weighted assets of 8.00% (including certain off-balance sheet activities, such as standby letters of credit) of which at least 4.00% was required to be in the form of Tier I capital.

A banking organization's qualifying total capital consists of two components:
Tier I capital (core capital) and Tier II capital (supplementary capital). At least 50% of a banking organization's total regulatory capital must consist of Tier I capital. Tier I capital is an amount equal to the sum of (i) common stockholders' equity (including adjustments for any surplus or deficit); (ii) non-cumulative perpetual preferred stock (plus, for bank holding companies, cumulative perpetual preferred stock in an amount up to 25% of Tier I capital); and (iii) the company's minority interest in the equity account of consolidated subsidiaries, less certain goodwill items.

Tier II capital may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the allowance for possible loan losses.

Under the risk-weighted capital guidelines, balance sheet assets and certain off-balance sheet items, such as standby letter of credit, are assigned to one of four risk-weight categories (0%, 20%, 50% or 100%) according to the nature of the assets and their collateral or the identity of any obligor or guarantor. For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category. The aggregated amount of such assets and off-balance sheet items in each risk category is adjusted by the risk-weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization. Accordingly, an asset, such as a commercial loan, which is assigned to a 100% risk category is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family mortgage is included at only 50% of its nominal face value.

Under regulations issued by the FRB, bank holding companies, including the Company, are required to maintain 3% minimum leverage capital ratio (Tier I capital, less intangible assets, to total average assets) plus an additional capital cushion of 100 to 200 basis points (1 - 2%). In order for an institution to operate at or near the minimum leverage requirements of 3%, the FRB expects that such institution would have well-diversified risk, no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. In general, the bank holding company would have to be considered a strong banking organization, rated in the highest category under the bank holding company rating system and have no significant plans for expansion. Higher capital ratios of up to 5% will generally be required if all the above characteristics are not exhibited, or if the institution is undertaking expansion, seeking to engage in new activities, or otherwise faces unusual or abnormal risks.

The FDIC adopted a similar rule for insured non-member banks, such as the Bank, in March 1991. Pursuant to the rule, the FDIC is not precluded from requiring a bank to maintain a higher capital level based on the institutions particular risk profile. The FDIC rule provides that institutions not in compliance with the regulation are expected to be operating in compliance with a capital plan or agreement with the regulator. If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action. Enforcement actions could include a capital directive, a cease and desist order, civil monetary penalties, removal and prohibition orders against institution-affiliated parties, the establishment of restrictions on the Bank's operations, and appointment of a conservator or receiver. Failure to maintain capital of at least 2% of assets constitutes an unsafe and unsound condition justifying termination of FDIC insurance.

The 1991 Banking Law requires each federal Banking agency including the Board of Governors of the FRB to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. All of the bank regulatory agencies recently issued a final rule that amends their capital guidelines for interest rate risk and requires such agencies to consider in their evaluation of a banks capital adequacy the exposure of a bank's capital and economic value to changes in interest rates. This law also requires each federal Banking agency, including the FRB, to specify, by regulation, the levels at which an insured institution would be considered "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized." At December 31, 1995, the Bank and the Company each met the regulatory definition of a "well-capitalized" financial institution, i.e., a leverage capital ratio exceeding 5%, and a Tier I risk-based capital ratio exceeding 6%, and a total risk-based capital ratio exceeding 10%.

Recent Legislation

On September 29, 1994, the President signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Act"). Among other things, the Interstate Act permits bank holding companies to acquire banks in any state one year after enactment. Beginning June 1, 1997, a bank may merge with a bank in another state so long as both states have not opted out of interstate branching between the date of enactment of the Interstate Act and May 31, 1997. States may enact laws opting out of interstate branching before June 1, 1997, subject to certain conditions. States may also enact laws permitting interstate merger transactions before June 1, 1997 and host states may impose conditions on a branch resulting from an interstate merger transaction that occurs before June 1, 1997, if the conditions do not discriminate against out-of-state banks, are not preempted by Federal law and do not apply or require performance after May 31, 1997. Interstate acquisitions and mergers would both be subject, in general, to certain concentration limits and state entry rules relating to the age of the bank.

Under the Interstate Act, the Federal Deposit Insurance Act is amended to permit the responsible Federal regulatory agency to approve the acquisition of a branch of an insured bank by an out-of-state bank or bank holding company without the acquisition of the entire bank or the establishment of a "de novo" branch only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank without acquiring the bank or permits out-of-state banks to establish "de novo" branches.

New Jersey currently has legislation pending opting-in early to interstate bank mergers and allowing out-of-state banks and bank holding companies to branch in New Jersey by the acquisition of a branch without the acquisition of the entire bank and by the establishment of a "de novo" branch.

On September 23, 1994, the President signed into law the "Riegel Community Development and Regulatory Improvement Act of 1994" (the "Development Act"). Among other things, the Development Act establishes a $382 million fund (the "Fund") to promote economic development and credit availability in underserved communities by providing financial and technical assistance to community development financial institutions ("CDFI's").

CDFI's include banks, savings associations and bank holding companies which have a primary mission of promoting community development. Institutions receiving monies from the Fund will be required to provide matching funds dollar for dollar. Under the Fund, a CDFI may receive up to $5 million over a three-year period, with affiliates in other states not presently served eligible to receive up to an additional $3.75 million over three years.

One third of the Fund will be used to finance the Bank Enterprise Act, an existing (but previously unfunded) incentive program designed to encourage depository institutions to increase funding in distressed neighborhoods.

In addition to the above, the Development Act contains provisions relating to, among others, small business capital formation, small business loan securitization, consumer protection for "reverse mortgages", paperwork reduction and reform of the national flood insurance program.

The foregoing is a summary and general description of certain provisions of each of the Interstate Act and the Development Act and does not purport to be complete. Many of the provisions of each will be implemented through the adoption of regulations by the various Federal banking agencies. Moreover, many of the significant provisions of the legislation have not yet become effective. As of the date hereof, the Company is continuing to study the legislation and regulations relating to the legislation but cannot yet assess its impact on the Company.

National Monetary Policy

In addition to being affected by general economic conditions, the earnings and growth of the Bank and the Company are affected by the policies of the regulatory agencies, including the FRB and FDIC. An important function of the

FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in United States Government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth of bank loans, investments and deposits and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Company and the Bank cannot be predicted.

Item 2. Properties

The Bank maintains eight branches, five of which are leased, two are owned and one is in a building owned by the Bank on land leased by the Bank.

The executive offices of the Company and the Bank are located at 1100 Lake Street, Ramsey, New Jersey. The Bank also maintains a branch office at this location. These facilities are housed in a three story building known as the "Independence Bank Building," in which the Bank leases 19,709 square feet of space. The Bank leases branch offices located at Grand Avenue and Chestnut Ridge Road in Montvale, 142 Kinderkamack Road in Park Ridge, 617 Lafayette Avenue in Hawthorne and River Street and University Plaza Drive in Hackensack, New Jersey. The branch office located at 63 West Allendale Avenue, Allendale, New Jersey, is housed in a building owned by the Bank but on land leased by the Bank. The Bank maintains a branch located at 133 Franklin Avenue, Ridgewood, New Jersey and 814 Wyckoff Avenue, Mahwah, which are owned by the Bank.

Item 3. Legal Proceedings

Neither the Company, the Bank nor any of their properties is subject to any material legal proceedings other than routine litigation incidental to its business which primarily consists of collection proceedings in which the Bank is seeking to enforce obligations due it.

Item 4. Submission of Matters to a Vote of Security Holders

The Company had no matters submitted to a vote of security holders during the fourth quarter of the fiscal year being reported on in this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INDEPENDENCE BANCORP, INC.

 DATE: MARCH 14, 1996                BY: /s/ A. Roger Bosma
                                     ----------------------
                                         A. Roger Bosma
                                         President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                           Date
- -----------                       -------                          ----
/s/ James R. Napolitano    Chairman of the Board               March 14, 1996
- -----------------------    (Principal Executive Officer)
James R. Napolitano

/s/ A. Roger Bosma         President and Director              March 14, 1996
- -----------------------
A. Roger Bosma

/S/ ESKO J. KOSKINEN       Director                            March 14, 1996
- -----------------------
Esko J. Koskinen

/s/ William F. Dator       Director                            March 14, 1996
- -----------------------
William F. Dator

/s/ Julius J. Franchini    Director                            March 14, 1996
- -----------------------
Julius J. Franchini

- -----------------------
Robert F. Frasco           Director                            March 14, 1996

/s/ Robert O. Hagman       Director                            March 14, 1996
- -----------------------
Robert O. Hagman

/s/ Joseph A. Haynes       Director                            March 14, 1996
- -----------------------
Joseph A. Haynes

/s/ Joseph Lo Scalzo       Director                            March 14, 1996
- -----------------------
Joseph Lo Scalzo

/s/ Kevin J. Killian       Executive Vice President and        March 14, 1996
- -----------------------    Secretary (Principal Financial
Kevin J. Killian           and Accounting Officer)

INDEPENDENCE BANCORP, INC. AND SUBSIDIARY

- -------------------------------------------------------------------------------
Dear Shareholders, Customers and Friends:
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
The Directors and Management of Independence Bancorp are pleased to report to you on the results for the year ended December 31, 1995.

Throughout the year, Independence Bank continued to focus on its proven retail approach to branch banking. While many New Jersey banks experienced turmoil caused by a wave of mergers, Independence moved forward with confidence. A steady increase in market share was a clear indication that Independence is strengthening its position as the leading community bank in the Bergen County area.

Other key indications of the Bank's success in 1995 were:

o Assets: Total assets increased 15% to $325 million.

o Deposits: In direct response to our "YES" Banking service, including 100% free personal checking and Sunday banking, deposits grew by 15% to $304 million.

o Net Income: Total net income increased 81% to $3.1 million.

o Net Income Per Share: On a fully diluted basis, net income per share increased 64% to $1.43.

o Stockholders' Equity: Due to our strong overall performance, stockholders' equity increased 20.9% to $18.6 million.

In addition, the Bancorp declared a regular quarterly dividend of 6 1/4c per share payable to shareholders of record as of February 15, 1996, representing an increase of 150% over the quarterly dividend paid in 1995.

Independence Bank's unsurpassed commitment to exceeding our customers' expectations and our full range of convenient, competitively priced services reflect the essence of our "YES" Bank philosophy. Our dedication to providing quality service also extends well beyond our branch offices. Across Bergen and Passaic Counties, Independence Bank is an active partner in a wide range of non-profit organizations and civic groups.

Looking ahead, 1996 will be an exciting year for Independence Bank as we mark our 20th anniversary. We approach this significant milestone with great momentum and enthusiasm.

The Directors and Management wish to thank all of you for your continued support of our shared vision.

Very truly yours,


/s/ James R. Napolitano
- -----------------------
James R. Napolitano
Chairman of the Board
April 3, 1996

- -------------------------------------------------------------------------------
Financial Highlights
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

                                                                                                               Percentage
(In thousands, except per share data)                                           1995             1994*           Change
- -----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31
Net income ............................................................      $  3,050        $   1,683            81.2%
Per common share:
Net income-primary ....................................................          1.79              .95            88.4
Net income-fully diluted ..............................................          1.43              .87            64.4
Book value at year end-primary ........................................          9.26             7.97            16.2
Book value at year end-fully diluted ..................................          8.72             7.97             9.4
- -----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data at December 31
Total assets ..........................................................      $325,187         $283,251            14.8%
Total deposits ........................................................       304,346          265,432            14.7
Total loans ...........................................................       142,494          130,458             9.2
Securities ............................................................       136,663          115,869            17.9
Stockholders' equity ..................................................        18,627           15,412            20.9
Allowance for possible loan losses ....................................         2,694            2,630             2.4
- -----------------------------------------------------------------------------------------------------------------------------------
Consolidated Ratios
Return on average assets ..............................................          1.01%             .63%
Return on average common equity .......................................         18.39            11.37
Leverage capital ......................................................          5.76             5.46
Tier I capital to risk-adjusted assets ................................         10.70            10.23
Total capital to risk-adjusted assets .................................         11.95            11.71
Non-performing assets to total assets .................................           .93             1.64
Allowance for possible loan losses to non-performing loans ............        156.72            77.04
- -----------------------------------------------------------------------------------------------------------------------------------

*The 1994 amounts have been adjusted to reflect the retroactive adoption of SOP
 93-6 "Employers' Accounting for Employee Stock Ownership Plans" (See Note 10 to the consolidated financial statements).

- -------------------------------------------------------------------------------
Summary of Selected Financial Data
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

                                                                              Year Ended December 31
                                                             -------------------------------------------------------------------
                                                              1995           1994          1993          1992          1991
- --------------------------------------------------------------------------------------------------------------------------------
Income Statement Data (dollars in thousands)
  Interest income ..................................     $   20,711     $   17,073    $   16,471    $   17,238    $   19,139
  Interest expense .................................          6,122          4,610         4,764         6,554        10,252
- --------------------------------------------------------------------------------------------------------------------------------
  Net interest income ..............................         14,589         12,463        11,707        10,684         8,887
  Provision for possible loan losses ...............            559          1,014         2,635         2,697        10,162
- --------------------------------------------------------------------------------------------------------------------------------
  Net interest income (loss) after
   provision for possible loan losses ..............         14,030         11,449         9,072         7,987        (1,275)
  Non-interest income ..............................          2,131          2,057         3,333         2,606         3,988
  Non-interest expense .............................         11,800         11,000        10,912         9,590         8,652
- --------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes ................          4,361          2,506         1,493         1,003        (5,939)
  Income tax provision (benefit) ...................          1,311            823           284            --        (1,875)
- --------------------------------------------------------------------------------------------------------------------------------
  Net income (loss) ................................     $    3,050     $    1,683    $    1,209    $    1,003    $   (4,064)
- --------------------------------------------------------------------------------------------------------------------------------
Common Share Data
  Net income (loss)-primary ........................     $     1.79     $      .95    $      .50    $      .68    $    (3.14)
  Net income (loss)-fully diluted ..................           1.43            .87           .50           .68         (3.14)
  Cash dividends declared ..........................           .075             --            --            --           .15
  Book value (year end)-primary ....................           9.26           7.97          7.17          6.68          6.65
  Book value (year end)-fully diluted ..............           8.72           7.97          7.17          6.68          6.65
  Average common shares outstanding:
    Primary ........................................      1,460,549      1,317,307     1,305,668     1,305,668     1,294,381
    Fully diluted ..................................      2,127,188      1,933,570     1,305,668     1,305,668     1,294,381
  Common shares outstanding ........................      1,312,748      1,308,328     1,305,668     1,305,668     1,305,668
- --------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (at year end, in thousands)
  Total assets .....................................     $  325,187     $  283,251    $  260,935    $  247,161    $  236,870
  Total deposits ...................................        304,346        265,432       244,683       231,596       227,190
  Total loans, net .................................        139,800        127,828       121,652       129,346       117,735
  Securities .......................................        136,663        115,869        91,203        66,955        55,348
  Stockholders equity ..............................         18,627         15,412        14,169        13,458         8,606
- --------------------------------------------------------------------------------------------------------------------------------
Operating Ratios
  Return on average assets .........................           1.01%           .63%          .49%          .43%        (1.75)%
  Return on average common equity ..................          18.39          11.37          8.77         10.33        (41.54)
  Dividend payout ..................................           4.19             --            --            --            --
- --------------------------------------------------------------------------------------------------------------------------------
Loan Quality Ratios
  Allowance for possible loan losses
    to total loans .................................           1.89%          2.02%         2.01%         2.56%         2.63%
  Allowance for possible loan losses
    to non-performing loans ........................         156.72          77.04         44.56         32.19         24.32
  Non-performing assets as a
    percentage of total assets .....................            .93           1.64          2.72          4.41          5.81
- --------------------------------------------------------------------------------------------------------------------------------
Capital Ratios
  Average equity to average assets .................           5.52%          5.50%         5.55%         4.13%         4.21%
  Leverage capital .................................           5.76           5.46          5.31          5.28          3.63
  Tier I capital to risk-adjusted assets ...........          10.70          10.23          9.27          8.24          6.08
  Total capital to risk-adjusted assets ............          11.95          11.71         10.97         10.02          7.59
- --------------------------------------------------------------------------------------------------------------------------------
Other Data (at year end)
  Number of employees (full-time
   equivalent) .....................................            182            161           150           150           142
  Number of banking offices ........................              8              8             8             8             8
- --------------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
DIRECTORS OF INDEPENDENCE BANCORP, INC. & SUBSIDIARY
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------










                                      PHOTO













From Left to Right: Joseph A. Haynes, Registered Representative, Smith Barney; Robert F. Frasco, President, Frasco Enterprises; Julius J. Franchini, President, Lynn Chevrolet, Inc., President, Franchini Chevrolet, Inc.; Robert O. Hagman, Partner, CSA Equipment Co.; Joseph M. Lo Scalzo, President, Lo Scalzo Builders, Ltd.; James R. Napolitano, Esq., Chairman of the Board, Independence Bancorp, Inc. and Independence Bank of New Jersey, Attorney, Napolitano & Napolitano; William F. Dator, Partner, The Dator Commercial Agency, Inc.Real Estate; A. Roger Bosma, President, Independence Bancorp, Inc. and Independence Bank of New Jersey; Esko J. Koskinen, President, Greenway Construction Co. (not shown).

INDEPENDENCE BANCORP, INC. AND SUBSIDIARY

- -------------------------------------------------------------------------------
Management's Discussion and Analysis of Consolidated
- -------------------------------------------------------------------------------
Financial Condition and Results of Operations
- -------------------------------------------------------------------------------

                                Financial Review

This financial review presents management's discussion and analysis of results of operations and financial condition. It should be read in conjunction with the audited consolidated financial statements and the accom-panying notes appearing in this report.

                                    Overview

Independence Bancorps (the "Company") performance for 1995 was highlighted by continued progress in earnings growth, record levels in deposits, loans and assets and improved asset quality. This was the fourth consecutive year of improved earnings and net income exceeded the previous high achieved in 1989. For the first time in four years a common stock cash dividend was paid.

Net income for 1995 was $3.1 million, an increase of 81.2% compared to the $1.7 million recorded in 1994. The results for 1994 rose 39.2% over the $1.2 million recorded in 1993. Fully diluted earnings per common share were $1.43 for 1995 as compared to $.87 for 1994, and $.50 for 1993. Earnings were enhanced by the loan and securities growth experienced during the year. Return on average assets ("ROA") was 1.01% in 1995 as compared to .63% in 1994 and .49% in 1993, while the return on average equity ("ROE") was 18.39% in 1995, which compared in 11.37% in 1994 and 8.77% in 1993.

Continued progress in asset quality was reflected by the decline in non-performing assets. During 1995, non-performing loans, including impaired loans, and other real estate ("ORE") declined 34.9%, or $1.6 million, to $3.0 million, or .93% of total assets. The comparable figures for December 31, 1994 and 1993 were $4.6 million, or 1.64% and $7.1 million, or 2.72%, respectively.

Consolidated assets at year end 1995 amounted to $325.2 million, representing an increase of 14.8% over 1994. Loans, net of unearned fees, amounted to $142.5 million, or 43.8% of total assets, at December 31, 1995 as compared to $130.5 million, or 46.1% of total assets, at year end 1994. Total securities, including securities available for sale, increased to $136.7 million and accounted for 42.0% of total assets as compared to 40.9% last year. Time deposits increased by $13.7 million, or 25.6%, to $67.2 million at year end. Demand deposits, both non-interest and interest bearing, and savings deposits grew by $25.2 million, or 11.9%, over 1994 to $237.1 million.

At December 31, 1995, the Companys Tier I capital was 10.70% and Total capital was 11.95% as compared to 10.23% and 11.71%, respectively, at December 31, 1994. The leverage ratio at year end 1995 was 5.76%, as compared to 5.46% for the prior year. At December 31, 1995, Independence Bank of New Jerseys (the "Bank") Tier I, Total capital and leverage capital ratios were 11.29%, 12.54% and 6.10%, respectively.

                             Results of Operations

Summary

Net income before preferred dividends for the year ended December 31, 1995 was $3.1 million, or $1.43 fully diluted per common share compared to $1.7 million, or $.87 fully diluted per common share in 1994 and $1.2 million, or $.50 fully diluted per common share in 1993. Earnings performance for 1995 reflected gains in net interest income, an increase in non-interest income and a decrease in the provision for possible loan losses. These positive factors were partially offset by an increase in non-interest expense. For the year ended December 31, 1995, net interest income rose $2.1 million, or 16.8%, over the prior year as a result of growth in earning assets, particularly securities, as well as increased non-interest bearing demand deposits. The provision for possible loan losses decreased $455 thousand as a result of the declining level of non-performing loans. Non-interest expenses increased $800 thousand reflecting increases in salaries and benefits, advertising, and stationery and supplies expense.

Net interest income in 1994 rose 6.5% over the prior year as a result of an increase in non-interest bearing demand deposits and the favorable impact of lower non-performing loans on earning assets. The loan loss provision decreased $1.6 million as a result of the declining levels of non-performing loans. These factors were partially offset by the $1.3 million decrease in non-interest income and the $539 thousand increase in the provision for income taxes.

Net Interest Income

Tax equivalent net interest income increased $2.2 million in 1995 or 17.6%, compared to increases of 6.8% in 1994 and 9.3% in 1993. The net interest margin was 5.26% in 1995 versus 5.06% in 1994 and 5.11% in 1993. The increase in 1995 was primarily due to the increase in earning assets and slightly wider interest rate spreads, coupled with a 22.8% increase in non-interest bearing liabilities. The table on pages 7 and 8 provides the components of average assets and liabilities together with their respective yields. The table on page 6 provides a reconciliation of the changes in net interest income attributable to variations in balances and yields.

Average earning assets increased $31.8 million in 1995 compared to an increase of $17.8 million in 1994. Average earning assets comprise 92.1% of average total assets, compared to 92.2% in 1994 and 92.4% in 1993.

Average loans increased $11.2 million or 8.9% in 1995 compared to a decrease of 4.2% in 1994. Loans grew throughout 1995, and showed a marked increase in the fourth quarter. At year end, loans outstanding had grown 9.2% overall from year end 1994 levels. The Company's securities portfolio (securities held to maturity and securities available for sale) increased on average $16.3 million or 14.9% in 1995 compared to an increase of 32.5% in 1994.

Average interest bearing liabilities increased $19.9 million or 10.2% in 1995, compared to an increase of 6.0% in 1994 and 1.2% in 1993. The ratio of average non-interest bearing deposits to interest bearing liabilities was 32.0% for 1995, compared to 28.7% for 1994 and 25.6% for 1993. The increase in non-interest bearing deposits comes from the Companys expanded customer base and its ability to attract and retain these type of deposits.

The Company's net interest rate spread increased 4 basis points during 1995 to 4.61%, following a decrease of 4 basis points in 1994 to 4.57% and an increase of 14 basis points in 1993 to 4.61%. Yields on earning assets increased 53 basis points during 1995 to 7.45% compared to a decrease of 27 basis points in 1994 to 6.92% and 86 basis points in 1993 to 7.19%.

The rates paid on interest bearing liabilities increased 49 basis points during 1995 to 2.84% compared to a decrease of 23 basis points in 1994 to 2.35% and a decrease of 100 basis points in 1993 to 2.58%. In 1995, the Company continued to benefit from the ratio of non-interest demand and other low cost deposits to total earning assets, without significantly increasing deposit rates.

In 1994, the net interest margin benefited from an increase in the ratio of non-interest demand and low cost deposits to total earning assets, reducing overall funding costs during the year. However, earning asset growth was primarily in securities-from 36% of earning assets in 1993 to 44% in 1994-which reduced the yield on earning assets in 1994.


                                                1995 vs. 1994             1994 vs. 1993
                                             Increase (Decrease)        Increase (Decrease)
                                           Due to Changes in (1):      Due to Changes in (1):
                                         -------------------------    -----------------------
(In thousands)                             Volume   Rate     Total    Volume    Rate    Total
- ---------------------------------------------------------------------------------------------
Increase (decrease) in:
    Interest income
          Securities:
               Taxable ...............   $  815     $293    $1,108    $1,518    $(598)   $920
               Tax-exempt ............      120       (7)      113        --        2       2
          Deposits with banks ........      (54)      91        37       (93)      57     (36)
          Federal funds sold .........      281      184       465      (105)     152      47
          Loans:
               Commercial ............     (156)     523       367      (707)      42    (665)
               Real estate ...........      995       70     1,065       340      (47)    293
               Installment ...........      160      363       523      (141)     172      31
               Tax-exempt ............       (6)       3        (3)       40      (17)     23
- ---------------------------------------------------------------------------------------------
Total interest income                     2,155    1,520     3,675       852     (237)    615
- ---------------------------------------------------------------------------------------------
    Interest expense
          Deposits:
               NOW accounts ..........       70       58       128       207     (226)    (19)
               Money-market ..........       86       75       161       (80)     (10)    (90)
               Savings deposits ......      (46)     (21)      (67)      347     (306)     41
               Time deposits .........      536      762     1,298      (207)      (2)   (209)
    Long-term debt - ESOP Loan .......      (10)       2        (8)      123              123
- ---------------------------------------------------------------------------------------------
Total interest expense ...............      636      876     1,512       390     (544)   (154)
- ---------------------------------------------------------------------------------------------
Net increase .........................   $1,519     $644    $2,163     $ 462    $ 307    $769
=============================================================================================

(1) Changes due to both volume and rate have been allocated to volume or rate changes in proportion to the absolute dollar amounts of the change of each.

- -------------------------------------------------------------------------------
Average Statements of Condition with
- -------------------------------------------------------------------------------
Resultant Interest and Average Rates
- -------------------------------------------------------------------------------

The following table reflects the components of the Company's net interest income, setting forth, for the year ends presented herein, (1) average assets, liabilities and stockholders' equity, (2) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (3) average yields earned on interest earning assets and average rates paid on interest bearing liabilities and (4) the Company's net yield on interest earning assets (i.e., net interest income divided by average interest earning assets). Rates are computed on a tax-equivalent basis.


                                                                    1995
- ---------------------------------------------------------------------------------------
                                                    Average                     Average
(In thousands)                                      Balance       Interest       Yield
- ---------------------------------------------------------------------------------------
Assets:
Interest earning assets:
     Securities:
             Taxable ...........................    $123,719      $ 7,120        5.76%
             Tax-exempt ........................       2,087          126        6.12
     Deposits with banks .......................       4,230          245        5.79
     Federal funds sold ........................      12,757          755        5.84
     Loans: (1)
             Commercial ........................      28,085        2,672        9.51
             Real estate .......................      73,813        6,437        8.72
             Installment .......................      33,484        3,318        9.91
             Tax-exempt ........................         949          122       12.86
- ---------------------------------------------------------------------------------------
Total interest earning assets ..................     279,124       20,795        7.45
- ---------------------------------------------------------------------------------------
Non-interest earning assets:
     Cash and due from banks ...................      17,128
     Other assets ..............................       9,758
Allowance for possible loan losses .............      (2,796)
- ---------------------------------------------------------------------------------------
Total assets ...................................    $303,214
- ---------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Interest bearing liabilities:
     NOW accounts ..............................    $ 48,525       $  823        1.70%
     Money-market ..............................      40,222          940        2.34
     Savings deposits ..........................      65,076        1,384        2.13
     Time deposits .............................      60,844        2,860        4.70
     Long-term debt - ESOP Loan ................       1,246          115        9.23
- ---------------------------------------------------------------------------------------
Total interest bearing liabilities .............     215,913        6,122        2.84
- ---------------------------------------------------------------------------------------
Non-interest bearing liabilities:
     Demand deposits ...........................      69,070
     Other liabilities .........................       1,646
Stockholders' equity ...........................      16,585
- ---------------------------------------------------------------------------------------
Total liabilities and stockholders' equity .....    $303,214
=======================================================================================
Net interest income ............................                  $14,673
=======================================================================================
Net interest spread ............................                                 4.61%
=======================================================================================
Total cost of funds ............................                                 2.19%
=======================================================================================
Net interest margin ............................                                 5.26%
=======================================================================================

(1) Non-accrual loans are included in the daily average loan amounts outstanding. Fees are included in loan interest. Loans and total interest earnings assets are net of unearned income.

                1994                            1993
- ---------------------------------------------------------------
 Average                Average   Average              Average
 Balance    Interest     Yield    Balance   Interest    Yield
- ---------------------------------------------------------------


 $109,341    $6,012      5.50%    $82,533    $5,092     6.17%
      133        13      9.91         100        11    10.61
    5,464       208      3.81       8,164       244     2.99
    7,298       290      3.92       8,174       243     2.93

   30,021     2,305      7.68      38,012     2,970     7.81
   62,377     5,372      8.61      58,473     5,079     8.69
   31,733     2,795      8.81      33,384     2,764     8.28
      998       125     12.54         746       102    13.68
- ---------------------------------------------------------------
  247,365    17,120      6.92     229,586    16,505     7.19
- ---------------------------------------------------------------

   14,231                          12,475
    9,283                           9,425
   (2,588)                         (3,029)
- ---------------------------------------------------------------
 $268,291                        $248,457
- ---------------------------------------------------------------

 $ 44,184    $  695      1.57%   $ 38,302     $ 714     1.87%
   36,359       779      2.14      37,018       869     2.35
   67,083     1,451      2.16      57,950     1,410     2.43
   47,067     1,562      3.32      51,733     1,771     3.42
    1,355       123      9.08         --
- ---------------------------------------------------------------
  196,048     4,610      2.35     185,003     4,764     2.58
- ---------------------------------------------------------------

   56,231                          47,295
    1,212                           2,391
   14,800                          13,768
- ---------------------------------------------------------------
 $268,291                        $248,457
===============================================================
            $12,510                         $11,741
===============================================================
                         4.57%                          4.61%
===============================================================
                         1.86%                          2.08%
===============================================================
                         5.06%                          5.11%
===============================================================

Provision for Possible Loan Losses

The Company maintains an allowance for possible loan losses at a level considered by management to be adequate to cover the inherent risk of loss associated with its loan portfolio. The allowance for possible loan losses is based on estimates, and ultimate losses may vary from the current estimates. Management reviews the loan portfolio and evaluates credit risk on a quarterly basis. Such review takes into consideration the financial condition of the borrowers, fair market value of the collateral, level of delinquency, historical loss experience by portfolio, industry trends and the impact of local and national economic conditions. If there are any significant changes to the Companys estimate of the adequacy of the allowance, they are reflected in operations during the period in which they become known. For a further discussion see "Asset Quality and Risk Elements."

The provision for possible loan losses was $559 thousand for 1995 as compared to $1.0 million for 1994 and $2.6 million for 1993. This reduction was due principally to the decline in non-performing loans arising primarily from improved economic conditions and real estate values in the Company's market area.

Non-Interest Income

Various types of non-interest income, such as service charges on deposit accounts and other service charges, commissions and fees are generated through the Company's core business operations. Total non-interest income, amounted to $2.1 million in 1995 which approximates 1994. Total non-interest income in 1994, including securities gains, decreased $1.2 million, or 36.4%, from 1993. The decrease in non-interest income in 1994 reflects the adoption of the Free Personal Checking Program that was instituted during early 1994.

The following table presents the components of non-interest income for the years ended December 31, 1995, 1994 and 1993.


                                                                                             Percent
                                                         For the Year Ended                  Increase
                                                             December 31                    (Decrease)
- ----------------------------------------------------------------------------------------------------------------
(In thousands)                                        1995      1994      1993    1995 vs. 1994   1994 vs. 1993
- ----------------------------------------------------------------------------------------------------------------
Non-Interest Income
        Service charges on deposit accounts .....   $1,299     $1,154    $1,409       12.6%         (18.1)%
        Securities gains ........................       --         --       472        *               *
        Gain on sale of loans ...................       25          3       603      733.3          (99.5)
        Safe deposit rental income ..............      103        107       114       (3.7)          (6.1)
        Other commissions and fees ..............      213        207       194        2.9            6.7
        Other ...................................      491        586       541      (16.2)           8.3
- ----------------------------------------------------------------------------------------------------------------
                                                    $2,131     $2,057    $3,333        3.6%         (38.3)%
================================================================================================================

*Percentage change not relevant.

Service charges on deposit accounts increased $145 thousand, or 12.6% to $1.3 million in 1995. This growth was primarily attributable to the growth in deposits experienced during 1995. Service charges on deposit accounts represents 61.0%, 56.1% and 49.2% of total non-interest income, not including securities gains, for the three years ended December 31, 1995.

Other income totaled $832 thousand in 1995 as compared with $903 thousand for 1994. The decrease in 1995 in other income is attributable to the gains on sales of ORE that occurred in 1994 which were partially offset by the increases in automated teller network fees and check printing income. Other income in 1994 decreased 37.8% from 1993. The decrease in 1994 is attributable to the one-time gain on the sale of fixed rate mortgage loans that occurred in 1993.

During 1995 and 1994, there were no sales of securities. Net gains on securities transactions in 1993 amounted to $472 thousand. The gains in 1993 were recognized as certain government mortgage-backed securities were sold to reduce prepayment risk resulting from the declining interest rate environment and heavy refinancing activity.

Non-Interest Expense

Non-interest expense totaled $11.8 million for 1995, $800 thousand, or 7.3%, above the 1994 level. This compared to an increase in 1994 of $88 thousand, or
 .8%, over 1993.

Non-interest expense categories for the years ended December 31, 1995, 1994 and 1993 are shown in the table below.

                                                                                           Percent
                                                         For the Year Ended                Increase
                                                             December 31                  (Decrease)
- ----------------------------------------------------------------------------------------------------------------
(In thousands)                                       1995       1994      1993    1995 vs. 1994   1994 vs. 1993
- ----------------------------------------------------------------------------------------------------------------

Non-Interest Expense
        Salaries and employee benefits              $5,481     $4,900    $4,628       11.9%            5.9%
        Occupancy                                    1,499      1,452     1,396        3.2             4.0
        Equipment                                    1,041        892       788       16.7            13.2
        Foreclosed real estate expense                 425        491       625      (13.4)          (21.4)
        FDIC insurance assessment                      339        643       644      (47.3)            (.2)
        Legal fees (a)                                 259        360       502      (28.1)          (28.3)
        Audit and regulatory expenses                  104        221       379      (52.9)          (41.7)
        Credit reports                                 195        172       298       13.4           (42.3)
        Other                                        2,457      1,869     1,652       31.5            13.1
- ----------------------------------------------------------------------------------------------------------------
                                                   $11,800    $11,000   $10,912        7.3%             .8%
================================================================================================================

(a) The Bank paid a total of $119, $135 and $192 in legal fees to a law firm of which a director is a partner during the years ended December 31, 1995, 1994 and 1993, respectively.

The largest component of non-interest expense is salaries and employee benefits which accounted for 46.4% of total non-interest expense in 1995 as compared to 44.5% and 42.4% in 1994 and 1993, respectively. Salaries and employee benefits expense totaled $5.5 million in 1995 as compared with $4.9 million in 1994. The $581 thousand, or 11.9% increase, compared to an 5.9% increase in 1994. These increases are due primarily to staffing increases relative to the Companys growth, normal wage increases and increases in the cost of employee benefits, primarily the Employee Stock Ownership Plan. Total full-time equivalent employees at December 31, 1995 were 182, compared to 161 at December 31, 1994, an increase of 13.0%. This compares to full-time equivalent employees of 150 at December 31, 1993.

Occupancy expenses were $1.5 million for 1995, an increase of 3.2% over 1994. This increase was attributed to normal increases in the operating expenses of the Company's facilities. The increase in 1994 over 1993 was primarily due to increased levels of rents and additional maintenance costs, primarily snow removal in the first quarter of 1994. Equipment expenses in 1995 amounted to $1.0 million, an increase of $149 thousand, or 16.7% over 1994. The increase was principally due to additional lease and maintenance costs associated with new equipment required to support the data processing conversion and the branch automation project completed in the third quarter of 1994. Also reflected in 1995 is the installation of two new on-site automated teller machines and related costs.

FDIC insurance of $339 thousand for the year ended December 31, 1995, decreased $304 thousand, or 47.3% compared to $643 thousand for the year ended December 31, 1994. During 1995, the Company received the most favorable risk classification for purposes of determining the annual deposit insurance assessment rate, which resulted in a refund of $170 thousand from the FDIC for excess premium payments made during 1995. Although the Company's deposits increased in 1995, the overall rate charged by the FDIC decreased 82.6%. Insurance premiums in 1994 remained at the same level as 1993 as the decrease in the overall rate charged by the FDIC more than offset the increase in the Company's deposits.

Foreclosed real estate expense, which results from costs of holding and operating other real estate in addition to valuation reserves, were $425 thousand in 1995, down $66 thousand, or 13.4% from 1994 due to a reduction in the number of ORE properties. In 1994, these costs were $491 thousand as compared to $625 thousand in 1993. A provision of $230 thousand to increase valuation reserves was recorded in 1995, compared to $277 thousand in 1994.

Other expenses, including legal fees, audit and regulatory and expenses, loan related expenses and advertising were $3.0 million in 1995, an increase of $393 thousand, or 15.0% from 1994. Other expenses for 1994 were $2.6 million, or 7.4% lower than that of 1993. The increase in 1995 was the result of higher advertising costs, stationery and supplies expense and loan related expenses. These increases were offset by lower legal fees and lower audit and regulatory charges. The decrease in 1994 was the result of lower legal fees and lower audit and regulatory costs offset by higher stationery and supplies expense and advertising costs.

Income Taxes

The provision for income taxes increased $488 thousand in 1995 to $1.3 million, as compared to $823 thousand in 1994 and $284 thousand in 1993. These increases were primarily attributable to the Companys improved earnings.

Effective January 1, 1992, the Company began accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to temporary differences between financial statement and the income tax basis of assets and liabilities and net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

The Company has future tax liability attributable to temporary differences of $153 thousand.

Financial Condition

Total average assets increased $34.9 million, or 13.0%, to $303.2 in 1995, while total assets reached $325.2 million at year end, an increase of 14.8% from the 1994 balance. Average interest earning assets, which represented 92.1% of total average assets, increased $31.8 million, or 12.8%, from 1994 to $279.1 million in 1995. Specifically, average total securities, including short-term investments, increased $20.5 million, or 16.8%, over 1994. Average loan balances increased by 8.9% or $11.2 million during 1995. The majority of this growth was in the real estate portfolio.

Securities

The Company maintains a securities portfolio to fund increases in loans or decreases in deposits. The portfolio is comprised of securities that the Company believes will suit its needs and perform reasonably well under various interest rate scenarios. The Companys securities portfolio is comprised primarily of U.S. government and federal agency securities. These securities are of high quality and are extremely liquid.

The Company's securities portfolio consists of securities classified as held to maturity and available for sale. The Company designates securities upon purchase into one of the two categories. At December 31, 1995, securities classified as held to maturity totaled $90.3 million and represented securities that the Company has the positive intent and ability to hold to maturity. Available for sale securities totaled $46.4 million and represented securities that the Company may sell to meet liquidity needs or in response to significant changes in interest rates or prepayment risks. The Company took advantage of the one-time opportunity to transfer securities out of the held to maturity category without penalty. The Company transferred $40.7 million of securities that had been previously classified as held to maturity to available for sale in December 1995. These consisted of $32.7 million in U.S. Treasury securities and $8.0 million of obligations of other U.S. government agencies.

At December 31, 1995, the securities portfolio, including available for sale, totaled $136.7 million, an increase of 17.9% from year end 1994. On average, the securities portfolio increased 14.9% in 1995 and 32.5% in 1994. Average securities represented 45.1%, 44.3% and 36.0% of earning assets for 1995, 1994 and 1993, respectively.

At December 31, 1995, the Company had net unrealized gains in the held to maturity securities portfolio of $29 thousand compared to net unrealized losses of $8.1 million at December 31, 1994.

The following table presents held to maturity securities as of December 31, 1995, and the maturity distribution and weighted average yield, on a fully taxable-equivalent basis.


                                                             After
                                            After 1 Year    5 Years
                                   Within    but Within    but Within    After
(In thousands)                     1 Year      5 Years      10 Years   10 Years        Total
- ------------------------------------------------------------------------------------------------
U.S. Treasury securities:
    Book value ................     $ --       $23,496       $   --     $    --        $23,496
- ------------------------------------------------------------------------------------------------
  Weighted Average Yield ......       --%         5.11%          --%         --%          5.11%
Obligations of other U.S.
  Government agencies:
    Book value ................    1,106        41,800        5,107      13,480         61,493
- ------------------------------------------------------------------------------------------------
  Weighted Average Yield ......     7.00%         6.22%        6.04%       6.88%          6.36%
- ------------------------------------------------------------------------------------------------
Obligations of states and
  political subdivisions:
    Book value ................    5,008           200          100          --          5,308
- ------------------------------------------------------------------------------------------------
  Weighted Average Yield ......     3.77%         6.13%        5.25%         --%          3.89%
- ------------------------------------------------------------------------------------------------
Total securities:
    Book value ................   $6,114       $65,496       $5,207     $13,480        $90,297
- ------------------------------------------------------------------------------------------------
  Weighted Average Yield ......     4.35%         5.82%        6.03%       6.88%          5.89%
================================================================================================

The following table presents available for sale securities as of December 31, 1995 and the maturity distribution and weighted average yield, on a fully taxable-equivalent basis.

                                                             After
                                            After 1 Year    5 Years
                                 Within      but Within    but Within      After
(In thousands)                   1 Year       5 Years       10 Years     10 Years       Total
- ------------------------------------------------------------------------------------------------
Treasury securities:
    Book value ...............   $12,745       $17,174       $4,177      $   --        $34,096
- ------------------------------------------------------------------------------------------------
  Weighted Average Yield .....      5.67%         5.74%        6.04%         --%          5.75%
- ------------------------------------------------------------------------------------------------
Obligations of other U.S.
  Government agencies:
    Book value ...............        --         7,125        4,093          55         11,273
- ------------------------------------------------------------------------------------------------
Weighted Average Yield .......        --%         7.15%        6.10%       8.50%          6.77%
- ------------------------------------------------------------------------------------------------
Equity securities:
    Book value ...............        --            --           --         997            997
- ------------------------------------------------------------------------------------------------
  Weighted Average Yield .....        --%           --%          --%       6.00%          6.00%
- ------------------------------------------------------------------------------------------------
Total securities:
    Book value ...............   $12,745       $24,299       $8,270      $1,052        $46,366
- ------------------------------------------------------------------------------------------------
  Weighted Average Yield .....      5.67%         6.15%        6.06%       6.13%          6.01%
================================================================================================

Loans

The loan portfolio totaled $142.5 million at December 31, 1995, an increase of 9.2% from December 31, 1994. This follows a 5.1% increase in 1994. Average total loans for the year were $136.3 million, representing a 8.9% increase from 1994, compared to a 4.2% average decrease experienced in 1994.

The following table shows the classification of loans by major category, at December 31, for each of the past five years:

                                  --------------------------------------------------------
(In thousands)                      1995         1994       1993        1992       1991
- ------------------------------------------------------------------------------------------
Commercial ...................    $26,592      $27,109     $32,839     $44,566    $55,026
Real estate: Construction ....      5,777        2,750       3,885         884        734
             Commercial ......     44,360       39,803      34,463      28,656     23,829
             Residential .....     29,378       28,205      20,466      24,523     10,437
Installment ..................     36,387       32,591      32,491      34,117     30,893
- ------------------------------------------------------------------------------------------
Total ........................   $142,494     $130,458    $124,144    $132,746   $120,919
==========================================================================================

Commercial loans are made to companies located within the Company's market area for working capital and other short-term needs and term loans for the acquisition of assets. Commercial loans decreased by $517 thousand, or 1.9% for the year and represented 18.7% of the total loan portfolio. This follows a decrease of $5.7 million, or 17.4%, in 1994 from 1993. Construction loans are primarily made to local developers. Construction loans are primarily made on single family structures which are generally under contract before being built. Advances under loans are closely monitored and made after inspection by officers of the Company. Construction loans increased $3.0 million or 110.1% in 1995 from 1994. The growth in construction loans was due to the increased activity in the Companys market area. Construction loans decreased by $1.1 million in 1994 from 1993. The decline in the portfolio in 1994 was the result of completed projects going to permanent financing.

Commercial mortgage loans are made to local property owners and are written using board approved underwriting standards. Commercial mortgage loans increased in 1995 by $4.5 million, or 11.4%, from 1994 and comprise 31.1% of the Company's total loan portfolio. Commercial mortgages increased from 1993 to 1994 by $5.3 million, or 15.5%. The commercial mortgage portfolio is comprised primarily of owner occupied properties.

At December 31, 1995, residential loans totaled $29.4 million, or 20.6% of the Companys total loan portfolio. Residential loans are predominately secured by one to four family properties in the Company's primary market area. Residential loans increased by $1.2 million, or 4.2%, from 1994 to 1995 primarily as a result of the Company adding to its adjustable rate portfolio. Adjustable rate loans are generally retained in the portfolio. Residential loans increased by $7.7 million, or 37.8%, from 1993 to 1994. In order to maintain interest rate risk at levels in line with the Company's internal requirements, loans may be periodically sold into the secondary market. This allows the Company to keep its portfolio mixed between fixed rate and variable rate loans, as well as maintaining a shorter maturity of its portfolio.

Installment loans at December 31, 1995 increased $3.8 million, or 11.6% from December 31, 1994. The increase was due to the increase of $4.7 million in fixed rate home equity loans. Installment loans increased slightly at December 31, 1994 from December, 1993. The increase was due to the increase of $1.4 million in fixed rate home equity loans offset by the decrease of $887 thousand and $361 thousand in the adjustable rate home equity portfolio and the credit card portfolio, respectively.

The following table summarizes the maturities of certain loan categories at December 31, 1995:

                                  Due in      Due in      Due in
                                 One Year     One to        Over
(In thousands)                   or Less    Five Years   Five Years    Total
- -----------------------------------------------------------------------------
Commercial ...................   $1,859       $4,824      $19,909     $26,592
Real estate: Construction ....    5,777           --           --       5,777
             Commercial ......    1,297       21,481       21,582      44,360
             Residential .....    8,569       12,760        8,049      29,378
Installment ..................    2,006        4,309       30,072      36,387
- -----------------------------------------------------------------------------
Total ........................  $19,508      $43,374      $79,612    $142,494
=============================================================================
Included above in loans due after one year are adjustable rate loans of $51,803 and fixed rate loans of $71,183.

Loan concentrations are considered to exist when there are amounts loaned to separate borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 1995 and 1994, there were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category on the Company's financial statements.

Asset Quality and Risk Elements

Lending is one of the most important functions performed by the Company and by its very nature, it is the most risky, complicated and profitable part of the Company's business. A separate risk management department monitors risk assessment, credit file maintenance and overall financial condition of borrowers. Additionally, efforts are made to limit concentrations of credit within the loan portfolio so as to minimize the impact of a downturn in any one economic sector.

Management realizes that some degree of risk must be expected in the normal course of lending activities. Reserves are maintained to absorb such potential loan losses. The allowance for possible loan losses and related provision are a statement of managements evaluation of the credit portfolio and economic climate.

Statements of Financial Accounting Standards (SFAS) No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan," were adopted effective January 1, 1995. These new statements require that an impaired loan that is within the scope of this statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loans observable market price, or if the loan is collateral dependent, based on the fair value of the collateral. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As of December 31, 1995, impaired loans totaled $1.7 million.

Non-performing assets include non-accrual loans, impaired loans and other real estate (ORE). Loans which are past due in excess of 90 days as to the collection of principal or interest constitute non-accrual loans, except that loans which are contractually past due by more than 90 days may continue on an accrual basis if the loan is sufficiently collateralized and is in the process of being collected. ORE is acquired through foreclosure on loans secured by land or real estate. ORE is reported at the lower of carrying value or fair market value as determined by appraisal on the date of acquisition less costs to dispose.

Non-performing assets were $3.0 million and $4.6 million at December 31, 1995 and 1994, respectively, and amounted to .93% and 1.64% of total assets for each of these periods, respectively. Non-performing assets are at the lowest level in the last six years. Non-accrual loans totaled $1.6 million and $2.6 million, at December 31, 1995 and December 31, 1994, respectively. Impaired loans not included in non-accrual totaled $146 thousand at December 31, 1995 compared to $792 thousand at December 31, 1994. ORE amounted to $1.3 million at December 31, 1995, an increase of $79 thousand or 6.5% from ORE of $1.2 million at December 31, 1994. All costs associated with the holding and maintaining of ORE properties are expensed as incurred. The decrease in non-performing assets is the result of loans returned to accrual status, payoffs, payments and charge-offs.

The following table sets forth summary data related to the allowance for possible loan losses, the provision for possible loan losses and charge-off experience for the past five years:

                                                               Year ended December 31
                                          -------------------------------------------------------------------
(In thousands)                              1995         1994           1993           1992          1991
- -------------------------------------------------------------------------------------------------------------
Loans, net of unearned income,
 (at end of year) .....................   $142,494     $130,458       $124,144       $132,746       $120,919
- -------------------------------------------------------------------------------------------------------------
Average loans outstanding .............   $136,331     $125,129       $130,615       $128,727       $129,894
- -------------------------------------------------------------------------------------------------------------
Balance of allowance for possible loan
  losses at beginning of year .........   $  2,630     $  2,492       $3,400         $  3,184       $  3,278
Loans charged-off:
  Commercial ..........................        658        1,040        2,974              993          7,303
  Commercial lease financing ..........         --           32          190            1,464          1,375
  Real estateconstruction .............         --           --           --               --            174
  Real estatecommercial ...............         --            1           --              131             --
  Real estateresidential ..............         77           11           41               12            146
  Installment .........................        191          152          804              794          1,640
- -------------------------------------------------------------------------------------------------------------
    Total loans charged-off ...........        926        1,236        4,009            3,394         10,638
- -------------------------------------------------------------------------------------------------------------
Recoveries of loans:
  Commercial ..........................        323          146          177              659            285
  Commercial lease financing ..........          9           66          155              150             57
  Real estatecommercial ...............         --            1            1               16              3
  Real estateresidential ..............         --           --           20               --             --
  Installment .........................         99          147          113               88             37
- -------------------------------------------------------------------------------------------------------------
    Total recoveries ..................        431          360          466              913            382
- -------------------------------------------------------------------------------------------------------------
Net loans charged-off .................        495          876        3,543            2,481         10,256
Provision charged to expense ..........        559        1,014        2,635            2,697         10,162
- -------------------------------------------------------------------------------------------------------------
Balance at end of year ................   $  2,694     $  2,630       $2,492         $  3,400       $  3,184
- -------------------------------------------------------------------------------------------------------------
Allowance for possible loan
  losses to total loans outstanding
  (at year end) .......................       1.89%        2.02%        2.01%            2.56%          2.63%
- -------------------------------------------------------------------------------------------------------------
Net loans charged-off to average loans
        outstanding ...................        .36%         .70%        2.71%            1.93%          7.90%
=============================================================================================================

The following table sets forth the allocation of the allowance for possible loan losses by category of loans and the percentage of loans in each category to total loans. The allocation is based upon management's review of the portfolio as well as historical trends and current loan growth.

                                                                      Year ended December 31
                             ------------------------------------------------------------------------------------------------------
                                     1995                1994                1993               1992                1991
                             ------------------------------------------------------------------------------------------------------
                               Amount  % of Loans  Amount   % of Loans  Amount   % of Loans  Amount   % of Loans Amount  % of Loans
                                 of     to Total     of      to Total     of      to Total     of      to Total    of     to Total
(In thousands)               Allowance   Loans    Allowance   Loans    Allowance   Loans    Allowance   Loans   Allowance   Loans
- -----------------------------------------------------------------------------------------------------------------------------------

Commercial ................   $  942      18.3%    $1,291     20.3%     $1,214     24.7%     $1,946     30.7%    $1,501     39.7%
Commercial lease
  financing ...............        9        .3          8       .6          25      1.3          56       2.6       699      5.8
Real estate-construction ..      138       2.5        152      2.1          39      3.2           7        .6        27       .5
Real estate-commercial ....    1,019      32.7        691     30.3         680     27.7         587      21.7       317     19.7
Real estate-residential ...      235      20.6        191     21.7         157     16.5         218      18.3       160      8.4
Installment                      351      25.6        297     25.0         377     26.6         586      26.1       480     25.9
- -----------------------------------------------------------------------------------------------------------------------------------
         Total ............   $2,694     100.0%    $2,630    100.0%     $2,492    100.0%     $3,400     100.0%   $3,184    100.0%
===================================================================================================================================

The allowance for possible loan losses at year end 1995 was $2.7 million, an increase of $64 thousand as compared to year end 1994. The allowance at December 31, 1995 represents 1.89% of total loans outstanding as compared to 2.02% at December 31, 1994. At December 31, 1995 and 1994, the allowance for possible loan losses represented 156.7% and 77.0% of total non-performing loans, respectively.

The Company is continually analyzing its loan portfolio in order to identify early risk elements that require managements attention. The loan portfolio is subject to review by lending management, the Company's internal loan review staff, the Company's independent public accountants and various regulatory agencies. The Company believes that its low level of non-performing assets are a reflection of the Company's underwriting discipline and its practice of early problem recognition and resolution.

As of December 31, 1995, a commercial mortgage in the amount of $1.6 million was classified as a potential problem loan. This is a loan which management has information which indicates that the borrower may not be able to comply with current payment terms. Although there is some question about the borrowers ability to comply with current loan payments terms, minimal loss, if any, are anticipated.

Net loan charge-offs were $495 thousand for the year ended December 31, 1995 as compared with $876 thousand for the year ended December 31, 1994. The ratio of net charge-offs to average loans amounted to .36% for 1995 as compared with .70% in 1994.

Deposits

The Company's deposit base is its primary source of funds. The Company offers a broad range of deposit products, including non-interest bearing demand deposits, NOW accounts, savings accounts, money-market accounts and certificates of deposit. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability.

The December 31, 1995 total deposit balance of $304.3 million represents an increase of $38.9 million, or 14.7%, from the December 31, 1994 balance of $265.4 million. This increase was primarily the result of the $26.7 million increase in demand deposits, both non-interest bearing and interest bearing, and the $13.7 million increase in time deposits partially offset by the $1.5 million decrease in savings deposits. The Company believes that its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes a combination of free checking accounts, convenient branch locations, extended hours of operation, quality service and active marketing.

The following is a breakdown of the maturity of certificates of deposits of $100,000 or more as of December 31, 1995 and 1994, respectively:

(In thousands)                    1995        1994
- ----------------------------------------------------
3 months or less ...........    $11,422      $5,010
3 to 6 months ..............        511         587
6 to 12 months .............        720         232
Over 12 months .............        425         218
- ----------------------------------------------------
 Total .....................    $13,078      $6,047
====================================================

Interest Rate Sensitivity

Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by the Company's Asset/Liability Committee. The principal objective of the Committee is to maximize net interest income within acceptable levels of risk established by policy. The Committee attempts to maintain stable net interest margins by generally matching the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates in relation to market conditions to influence volumes and spreads.

The following table shows the gap position of the Company at December 31, 1995:


                                                           Due Between
                                              Due Within   91 Days and     Due After    Non-Interest
(In thousands)                                  90 Days      One Year       One Year      Bearing      Total
- --------------------------------------------------------------------------------------------------------------

Net loans .................................    $ 59,565     $ 12,059       $ 69,151      $  1,719     $142,494
Short-term investments ....................      18,631           --             --            --       18,631
Securities ................................       3,641       16,316        116,706            --      136,663
Non-interest bearing assets ...............          --           --             --        27,399       27,399
- --------------------------------------------------------------------------------------------------------------
    Total assets ..........................    $ 81,837     $ 28,375       $185,857      $ 29,118     $325,187
- --------------------------------------------------------------------------------------------------------------
Interest bearing deposits .................    $168,606     $ 15,876       $ 38,987      $   --       $223,469
Other liabilities .........................          --           --             --        83,091       83,091
Stockholders equity .......................          --           --             --        18,627       18,627
- --------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders
    equity ................................    $168,606     $ 15,876       $ 38,987      $101,718     $325,187
- --------------------------------------------------------------------------------------------------------------
Period gap ................................    $(86,769)    $ 12,499       $146,870      $(72,600)
- --------------------------------------------------------------------------------------------------------------
Cumulative gap ............................     (86,769)     (74,270)        72,600
- --------------------------------------------------------------------------------------------------------------
Period gap to total assets ................      (26.68)%       3.84%         45.16%
Cumulative gap to total assets ............      (26.68)%     (22.84)%        22.32%
==============================================================================================================


The difference between the volume of assets and liabilities that reprice in a given period is the interest sensitivity gap. A "positive" gap results when more assets than liabilities mature or are repriced in a given time frame. Conversely, a "negative" gap results when there are more liabilities than assets maturing or being repriced during a given period of time. The smaller the gap, the less the effect of market volatility on net interest income. Asset/liability management is the utilization of this information to develop strategies to allocate funds to certain types of assets and to offer different liability products to achieve a certain asset/liability balance in order to produce desired profit margins.

As depicted in the table above, sensitivity to interest rate fluctuations is measured in a number of time frames. At December 31, 1995, rate sensitive liabilities exceeded rate sensitive assets at the 90 day interval and resulted in a negative gap of $86.8 million. Rate sensitive assets exceeded rate sensitive liabilities at the 91 to 365 day interval by $12.5 million. The total cumulative negative gap repricing within 365 days is $74.3 million. As the Company is liability sensitive, the Companys net interest margin would be negatively affected in a rising rate environment as liabilities reprice more quickly than assets.

Management has identified numerous strategies, including a redeployment of asset maturities and cash flows to attempt to insulate net interest income from the effects of changes in interest rates.

These gap positions are monitored as part of the committee process. This activity includes periodic forecasts of future business activity which are applied to various interest rate environments in a simulation process. The use of these financial modeling techniques assists management in its continuing efforts to achieve stable earnings growth in an ever-changing interest rate environment.

While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap itself does not present a complete picture of interest rate sensitivity. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assumptions must be made to construct a gap table. Money-market deposits, for example, which have no contractual maturity, are assigned a repricing interval of 90 days. Management can influence the actual repricing of these deposits independent of the gap assumptions, by among other methods, adjusting rates.

Third, the gap table represents a one-day position and cannot incorporate a changing mix of assets and liabilities over time as interest rates change.

For this reason, the Company primarily uses simulation techniques to project future net interest income streams, incorporating the current "gap" position, the forecasted balance sheet mix and the market rates and bank products under a variety of interest rate scenarios.

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold and unpledged short-term securities and securities available for sale. At December 31, 1995, these assets amounted to $85.3 million as compared to $34.2 million for the same period in 1994. This represents 26.2% and 12.1% of total assets at December 31, 1995 and 1994, respectively.

The primary source of liquidity is the Companys ability to attract new deposits and retain deposit obligations as they mature. The Company utilizes its branch network to access retail customers who provide a highly stable source of core funds. These funds are comprised of demand deposits, savings accounts and certificates of deposit. Core deposits averaged $283.7 million and $250.9 million for 1995 and 1994, respectively, representing an increase of $32.8 million, or 13.1%. The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profitability. The Company believes that its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes a combination of free personal checking accounts, convenient branch locations, extended hours of operation, quality service and active marketing. Historically, the overall liquidity of the Company has been enhanced by the significant amount of core deposits.

Capital Resources

A significant measure of the strength of a financial institution is a strong capital base which can expand in close proportion to asset growth. It is the capital base which provides the primary risk insurance to depositors. Also, it is an important consideration to federal regulators, analysts of the Companys common stock, as well as others in the marketplace.

The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. The objective of these efforts was to provide a more uniform capital framework that is sensitive to differences in risk profiles among banking companies.

The risk based guidelines define a two-tier framework. Tier I capital consists primarily of common stockholders' equity and qualifying perpetual preferred stock, less goodwill, while total capital consists of Tier I capital and the allowance for possible loan losses up to 1.25% of risk-weighted assets.

The table below presents in summary form the risk-based and leverage capital ratios of the Company and the Bank as of December 31, 1995 and 1994:


                                           1995                                 1994
                                           ----                                 ----
                               Company               Bank             Company             Bank
- ----------------------------------------------------------------------------------------------------
Risk-Based Capital Ratios
Tier I Capital:
  Actual ...................     10.70%             11.29%             10.23%            11.30%
  Regulatory Minimum
    Requirement ............      4.00%              4.00%              4.00%             4.00%
Total Capital:
  Actual ...................     11.95%             12.54%             11.71%            12.55%
  Regulatory Minimum
    Requirement ............      8.00%              8.00%              8.00%             8.00%
Leverage Ratios
  Actual ...................      5.76%              6.10%              5.46%             6.02%
  Regulatory Minimum
    Requirement ............ 4.00% to 5.00%     4.00% to 5.00%     4.00% to 5.00%     4.00 to 5.00%
====================================================================================================

Market Price of and Dividends on Equity Securities and Related Matters

Effective May 26, 1995, the Common Stock of the Company is listed for quotation on the NASDAQ National issues market under the symbol IBNJ. There is no established public trading market for the Common Stock and trading in the Common Stock has been limited. The following table sets forth the range of the high and low bid prices for the Common Stock for the first three quarters of 1994, and the range of high and low sales prices for the Common Stock for the fourth quarter of 1994 and each quarter of 1995. The high and low bid prices reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. The market price of the common stock was $13.00 at December 31, 1995, compared with $8.50 the prior year end.

Year    Quarter                    High      Low     Dividends Paid
- --------------------------------------------------------------------
1994    First ...............     $ 8.25     $7.25        $  --
        Second ..............       8.25      7.50           --
        Third ...............       8.25      8.00           --
        Fourth ..............      10.50      8.75           --


1995    First ...............      10.50      8.50           --
        Second ..............      13.25      9.50         .025
        Third ...............      14.25     12.25         .025
        Fourth ..............      14.50     12.50         .025
====================================================================

As of February 2, 1996, there were 1,312,908 shares of the Company's Common Stock outstanding and approximately 610 holders of record of such stock.

INDEPENDENCE BANCORP, INC. AND SUBSIDIARY

- --------------------------------------------------------------------------------
Consolidated Balance Sheets
- --------------------------------------------------------------------------------
                                                               December 31
                                                           -------------------
(In thousands, except share data)                          1995           1994
- --------------------------------------------------------------------------------
Assets
Cash and due from banks (Note 2) .....................   $  20,280    $  17,326
Interest bearing deposits in other banks .............       5,811        4,860
Federal funds sold ...................................      12,820        8,550
- --------------------------------------------------------------------------------
            Cash and cash equivalents ................      38,911       30,736
- --------------------------------------------------------------------------------
Securities (Notes 1 and 3)
        Available for sale, at market ................      46,366        3,451
        Held to maturity, at cost
        (market value $90,326 and $104,364) ..........      90,297      112,418
- --------------------------------------------------------------------------------
            Total securities .........................     136,663      115,869
- --------------------------------------------------------------------------------
Loans (Notes 1, 4 and 5)
        Commercial ...................................      26,592       27,109
        Real estate-construction .....................       5,777        2,750
        Real estate-commercial .......................      44,360       39,803
        Real estate-residential ......................      29,378       28,205
        Installment ..................................      36,387       32,591
- --------------------------------------------------------------------------------
            Total loans ..............................     142,494      130,458
Less:
        Allowance for possible loan losses ...........       2,694        2,630
- --------------------------------------------------------------------------------
            Loans, net ...............................     139,800      127,828
- --------------------------------------------------------------------------------
Premises and equipment, net (Notes 1 and 6) ..........       5,455        5,257
Accrued interest receivable ..........................       2,759        1,890
Other real estate, net (Notes 1 and 4) ...............       1,230        1,148
Other assets .........................................         369          523
- --------------------------------------------------------------------------------
            Total assets .............................   $ 325,187    $ 283,251
- --------------------------------------------------------------------------------
Liabilities and Stockholders Equity
Deposits
        Demand (non-interest bearing) ................   $  80,877    $  63,569
        Money-market, NOW and super NOW ..............      91,293       81,928
        Savings ......................................      64,928       66,397
        Time certificates of $100,000 or more ........      13,078        6,047
        Other time certificates ......................      54,170       47,491
- --------------------------------------------------------------------------------
            Total deposits ...........................     304,346      265,432
- --------------------------------------------------------------------------------
Other liabilities ....................................       1,020        1,100
Employee Stock Ownership Plan (ESOP) debt (Note 10) ..       1,194        1,307
- --------------------------------------------------------------------------------
            Total liabilities ........................     306,560      267,839
- --------------------------------------------------------------------------------
Commitments and Contingencies (Note 7)
Stockholders equity (Notes 8, 9, 10 and 12)
Preferred stock, no par value, 1,000,000 shares
  authorized..........................................          --           --
Cumulative convertible preferred stock, 9% Series A,
  $1 par value, 776,875 issued and outstanding
  (liquidation value $6,215)..........................         777          777
Nonconvertible preferred stock, Series B, $1 stated
  value, authorized 217,500 shares, none issued.......          --           --
Common stock, par value $1.667 per share, 5,000,000
  authorized; 1,312,748 and 1,308,328, respectively,
  issued and outstanding..............................       2,189        2,182
Additional paid-in capital ...........................      12,970       12,802
Retained earnings ....................................       3,594        1,084
Net unrealized holding gain (loss) on securities
  available for sale, net of income taxes ............         291         (126)
Unearned ESOP preferred stock ........................      (1,194)      (1,307)
- --------------------------------------------------------------------------------
   Total stockholders equity .........................      18,627       15,412
- --------------------------------------------------------------------------------
   Total liabilities and stockholders equity .........   $ 325,187    $ 283,251
- --------------------------------------------------------------------------------
          The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEPENDENCE BANCORP, INC. AND SUBSIDIARY

- --------------------------------------------------------------------------------
Consolidated Statements of Income
- --------------------------------------------------------------------------------
                                                      Year Ended December 31
                                                     ------------------------
(In thousands, except share data)                    1995      1994      1993
- --------------------------------------------------------------------------------
Interest income:
        Loans ...................................   $12,508   $10,554   $10,885
        Securities:
                Taxable .........................     7,120     6,012     5,092
                Tax-exempt ......................        83         9         7
        Deposits with banks .....................       245       208       244
        Federal funds sold ......................       755       290       243
- --------------------------------------------------------------------------------
        Total interest income ...................    20,711    17,073    16,471
- --------------------------------------------------------------------------------
Interest expense:
        Interest on deposits ....................     6,007     4,487     4,764
        Interest on ESOP loan (Note 10) .........       115       123
- --------------------------------------------------------------------------------
        Total interest expense ..................     6,122     4,610     4,764
- --------------------------------------------------------------------------------
        Net  interest income ....................    14,589    12,463    11,707
Provision for possible loan losses ..............       559     1,014     2,635
- --------------------------------------------------------------------------------
        Net interest income after provision
        for possible loan losses ................    14,030    11,449     9,072
- --------------------------------------------------------------------------------
Non-interest income:
        Service charges on deposit accounts .....     1,299     1,154     1,409
        Gain on sale of-
                Securities ......................        --        --       472
                Residential mortgage loans and
                related servicing rights ........        25         3       603
        Other income ............................       807       900       849
- --------------------------------------------------------------------------------
                                                      2,131     2,057     3,333
- --------------------------------------------------------------------------------
Non-interest expense:
        Salaries and employee benefits ..........     5,481     4,900     4,628
        Occupancy ...............................     1,499     1,452     1,396
        Equipment ...............................     1,041       892       788
        Other expenses (Note 13) ................     3,779     3,756     4,100
- --------------------------------------------------------------------------------
                                                     11,800    11,000    10,912
- --------------------------------------------------------------------------------
        Income before income taxes ..............     4,361     2,506     1,493
        Income tax provision (Notes 1 and 11) ...     1,311       823       284
- --------------------------------------------------------------------------------
Net income ......................................     3,050     1,683     1,209
        Dividends on preferred stock (Note 10) ..       441       423       559
- --------------------------------------------------------------------------------
        Net income applicable to common stock ...    $2,609    $1,260     $ 650
- --------------------------------------------------------------------------------
Income per common share (Note 1)
        Primary .................................     $1.79      $.95       .50
        Fully Diluted ...........................      1.43       .87       .50
- --------------------------------------------------------------------------------
Average common shares outstanding:
        Primary .................................     1,461     1,317     1,306
        Fully Diluted ...........................     2,127     1,934     1,306
- --------------------------------------------------------------------------------
          The accompanying notes to consolidated financial statements are an integral part of these statements

INDEPENDENCE BANCORP, INC. AND SUBSIDIARY

- -------------------------------------------------------------------------------
Consolidated Statement of Changes
- -------------------------------------------------------------------------------
in Stockholders Equity
- -------------------------------------------------------------------------------
For the years ended December 31, 1995, 1994 and 1993
- -------------------------------------------------------------------------------


                                                                                              Net
                                                                                           Unrealized
                                      Cumulative                                           Gain (Loss)   Unearned
                                      Convertible              Additional      Retained   on Securities    ESOP          Total
(In thousands,                         Preferred     Common      Paid In       Earnings     Available    Preferred    Stockholders
except share data)                       Stock       Stock       Capital       (Deficit)     for Sale      Stock         Equity
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1992...............       $777        $2,177      $12,790      $ (814)       $    --      $(1,472)        $13,458
Net income -- 1993 ...............                                             1,209                                       1,209
Cash dividends on preferred
  stock ($.72 per share)..........                                              (559)                                       (559)
Principal payment on
  ESOP debt.......................                                                                            61              61
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1993 ..............        777         2,177       12,790        (164)             --      (1,411)         14,169
Net income -- 1994 ...............                                             1,683                                       1,683
Cash dividends on preferred
  stock ($.72 per share) .........                                              (432)                                       (432)
Common stock issued
  pursuant to stock option
  plan (2,250 shares) ............                        4           10                                                      14
Common stock issued
  pursuant to stock bonus
  plan (410 shares) ..............                        1            2          (3)
ESOP shares earned ...............                                                                            104            104
Net unrealized holding loss
  on securities available for
  sale, net of tax benefit .......                                                               (126)                      (126)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1994 ..............        777         2,182        12,802       1,084            (126)     (1,307)        15,412
Net income -- 1995 ...............                                              3,050                                      3,050
Cash dividends on preferred
  stock ($.72 per share) .........                                               (441)                                      (441)
Cash dividends on common
  stock ($.075 per share) ........                                                (99)                                       (99)
Common stock issued
  pursuant to dividend
  reinvestment and stock
  option plans (4,420 shares) ....                        7            40                                                     47
ESOP shares earned ...............                                     82                                     113            195
Tax benefit on dividends
  paid to ESOP ...................                                     46                                                     46
Change in net unrealized
  holding gain (loss) on
  securities available for
  sale, net of income taxes ......                                                                417                        417
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1995 ..............       $777        $2,189       $12,970      $3,594           $ 291     $(1,194)       $18,627
- ----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEPENDENCE BANCORP, INC. AND SUBSIDIARY

- -------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
                                                      Year Ended December 31
                                                  -----------------------------
(In thousands)                                        1995     1994     1993
- -------------------------------------------------------------------------------

Cash Flows From Operating Activities:
        Net income ................................ $ 3,050   $ 1,683  $ 1,209
- -------------------------------------------------------------------------------
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
 Provision for possible loan losses ...............     559     1,014    2,635
 Depreciation of bank premises and equipment ......     621       606      659
 Net amortization and accretion on securities .....     (37)      385      312
 Provision for possible losses on other real estate     230       277      375
 Gain on sale of securities .......................      --        --     (472)
 Loss (gain) on sale of other real estate .........       3      (106)     (37)
 Gain on sale of residential mortgage loan
   and related servicing rights ...................     (25)       (3)    (603)
 Increase in accrued interest receivable ..........    (869)     (336)    (162)
 Decrease in other assets .........................     154       318      343
 (Decrease) increase in other liabilities .........     (80)      428       38
- -------------------------------------------------------------------------------
    Total Adjustments .............................     556     2,583    3,088
- -------------------------------------------------------------------------------
 Net cash provided by operating activities ........   3,606     4,266    4,297
- -------------------------------------------------------------------------------
Cash Flows From Investing Activities:
 Proceeds from sale of securities:
   Held to maturity ...............................      --        --   24,491
 Proceeds from maturities of securities:
   Available for sale .............................   3,345     2,194       --
   Held to maturity ...............................  17,681    13,872   20,992
 Purchase of securities:
   Available for sale .............................  (3,842)       --       --
   Held to maturity ............................... (37,574)  (41,315) (69,571)
 Net (increase) decrease in loans ................. (12,677)   (8,728)   4,823
 (Increase) decrease in other real estate .........     (79)    1,560     (582)
 Capital expenditures .............................    (819)     (979)    (627)
- -------------------------------------------------------------------------------
 Net cash used in investing activities ............ (33,965)  (33,396) (20,474)
- -------------------------------------------------------------------------------
Cash Flows From Financing Activities:
 Net increase in deposit accounts .................  38,914    20,749   13,087
 Principal payments on ESOP debt ..................     113       104       61
 Proceeds from the issuance of common stock .......      47        14       --
 Dividends paid on preferred stock ................    (441)     (432)    (559)
 Dividends paid on common stock ...................     (99)       --       --
- -------------------------------------------------------------------------------
 Net cash provided by financing activities ........  38,534    20,435   12,589
- -------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents 8,175    (8,695)  (3,588)
 Cash and cash equivalents, beginning of year .....  30,736    39,431   43,019
- -------------------------------------------------------------------------------
 Cash and cash equivalents, end of year ........... $38,911   $30,736  $39,431
- -------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
   Interest ....................................... $ 6,007   $ 4,487  $ 4,764
   Income taxes ...................................     900       420       90
- -------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

- -------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
- -------------------------------------------------------------------------------
December 31, 1995, 1994 and 1993
- -------------------------------------------------------------------------------
(Amounts in thousands, except share data)

Note 1. Summary of Significant Accounting Policies

Nature of Operations. Independence Bancorp, Inc. (the "Company") commenced operations in June, 1984, as a New Jersey corporation and as a bank holding company registered under the Bank Holding Company Act of 1956. Through its banking subsidiary Independence Bank of New Jersey (the "Bank"), the Company provides a full range of banking services to individual and corporate customers primarily located in Northeastern New Jersey. The Company is regulated by various Federal and state agencies and is subject to periodic examination by those regulatory authorities.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. The significant accounting policies are summarized as follows:

Principles of Consolidation and Use of Estimates. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank and the Bank's wholly-owned investment subsidiary, Independence Asset Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115), effective January 1, 1994. SFAS 115 requires the Company to classify its securities as: (1) held to maturity, (2) available for sale and (3) trading.

Securities held to maturity consist of debt securities that management intends to, and the Company has the ability to, hold until maturity. Such securities are stated at cost, adjusted for amortization of premium and accretion of discount.

Securities available for sale consist of debt and equity securities that are not intended to be held to maturity and are not held for trading. Securities available for sale are reported at fair value, with unrealized gains and losses credited or charged, net of tax effect, directly to stockholders' equity. Realized gains and losses on securities available for sale are determined on a specific identification basis.

The Company has not classified any of its securities as trading.

Loans. Substantially all loans classified as commercial loans are at least partially secured by real estate. Loans are stated at their principal amount outstanding, net of any unearned income and net of loan origination fees and costs. Nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the loan's yield. The Bank does not accrue interest on any loan when factors indicate collectibility is doubtful. In general, the accrual of interest is discontinued when a loan becomes 90 days past due as to principal or interest.

When interest accruals are discontinued, interest credited to income in the current year is reversed, and interest accrued in the prior year is charged to the allowance for possible loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest. Non-accrual loans are returned to accrual status when interest is received on a current basis and other factors indicating doubtful collection cease.

Allowance for Possible Loan Losses. The allowance for possible loan losses is maintained at a level believed by management to be adequate to meet reasonably foreseeable loan losses on the basis of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, specific problem loans, and trends in loan delinquencies and charge-offs. Possible losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to earnings and reduced by loan charge-offs, net of recoveries. Loans are charged-off in whole or in part when, in management's opinion, collectibility is not probable.

While management uses available information to establish the allowance for possible loan losses, future additions to the allowance may be necessary if economic developments differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended, as of January 1, 1995. This statement requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. This statement is not applicable to large groups of smaller homogeneous loans, such as residential mortgage loans, credit card loans and consumer loans, which are collectively evaluated for impairment.

The Company had previously measured the allowance for possible loan losses using methods similar to those prescribed in the statement. As a result of adopting these statements, no additional allowance for possible loan losses was required as of January 1, 1995.

Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lives of the related leases, or the life of the improvement, whichever is shorter.

Other Real Estate. Other real estate is comprised of commercial and residential real estate properties acquired in partial or total satisfaction of problem loans.

Other real estate is carried at the lower of fair value, as determined by current appraisals, less estimated costs to sell, or the recorded investment in the loan on the property. Losses identified at the time of acquisition of such properties are charged against the allowance for possible loan losses.

Subsequent write-downs that may be required to the carrying value of these assets and losses realized from asset sales are charged to other operating expenses. Costs of holding such property are charged to expense as incurred. Gains, to the extent allowable, realized on the disposition of these properties are included in other operating income.

Income Taxes. The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company files a consolidated Federal income tax return, and the amount of income tax expense or benefit is allocated on a subsidiary by subsidiary basis.

Interest on Loans. Interest on commercial, industrial, simple interest installment and real estate loans is credited to operations based upon the principal amount outstanding. Interest on other installment loans is taken into income on scheduled payment dates by use of the sum-of-the-months-digits method.

Net Income Per Common Share. Primary net income per common and common equivalent shares, after preferred dividends, is based on the weighted average common shares and common share equivalents, including stock options and warrants, outstanding during the year, adjusted for the effect of subsequent common stock dividends and after adjustment for the elimination of dividends paid on unallocated shares of the ESOP Plan (See Note 10). Fully diluted income per share is based on the weighted average number of common and common equivalent shares outstanding adjusted for shares issuable upon conversion of preferred stock and the elimination of dividends paid on unallocated shares of the ESOP Plan. For the year ended December 31, 1993, shares issuable upon conversion of preferred stock and stock options were antidilutive and have not been included in the computations of per share information.

Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits with banks and Federal funds sold.

Reclassification. Certain reclassifications have been made to prior period consolidated financial statements to place them on a basis comparable with the current period consolidated financial statements.

New Financial Accounting Standards. The Financial Accounting Standards Boards
(FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," in March 1995. This statement is effective for the year ended December 31, 1996. SFAS No. 121 requires that long-lived assets to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has evaluated the impact of SFAS No. 121 on its financial statements and does not expect it to be material.

Note 2. Cash and Due From Banks

The Bank is required to maintain a cash reserve balance based upon its deposits in accordance with banking regulations. The average amount of this reserve for the years ended December 31, 1995 and 1994 was approximately $4,334 and $3,274, respectively.

Note 3. Securities

The amortized cost and estimated market values of the Company's securities available for sale portfolio at December 31, 1995 and 1994 is as follows

                                                                                            1995
                                                                       ---------------------------------------------------
                                                                                      Gross         Gross
                                                                       Amortized    Unrealized    Unrealized       Market
Available for Sale                                                        Cost        Gains         Losses          Value
- --------------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities......................................         $ 33,644        $462      $    (10)       $ 34,096
Obligations of other U.S. Government agencies..................           11,283          68           (78)         11,273
Equity securities..............................................              997           -             -             997
- --------------------------------------------------------------------------------------------------------------------------
  Total........................................................         $ 45,924        $530      $    (88)       $ 46,366
- --------------------------------------------------------------------------------------------------------------------------

                                                                                             1994
                                                                       ---------------------------------------------------
                                                                                      Gross         Gross
                                                                       Amortized    Unrealized    Unrealized       Market
Available for Sale                                                        Cost        Gains         Losses          Value
- --------------------------------------------------------------------------------------------------------------------------

Obligations of other U.S. Government agencies..................          $ 3,651        $ -       $ (200)         $ 3,451
- --------------------------------------------------------------------------------------------------------------------------

Information relative to the Company's securities held to maturity portfolio at December 31, 1995 and 1994 is as follows:

                                                                                             1995
                                                                       ---------------------------------------------------
                                                                                      Gross         Gross
                                                                       Amortized    Unrealized    Unrealized       Market
Held to Maturity                                                         Cost        Gains         Losses          Value
- --------------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities......................................         $ 23,496        $111    $  (137)        $ 23,470
Obligations of other U.S. Government agencies..................           61,493         293       (241)          61,545
Obligations of states and political subdivisions...............            5,308           8         (5)           5,311
- --------------------------------------------------------------------------------------------------------------------------
  Total........................................................         $ 90,297        $412    $  (383)        $ 90,326
- --------------------------------------------------------------------------------------------------------------------------

                                                                                             1994
                                                                       ---------------------------------------------------
                                                                                      Gross         Gross
                                                                       Amortized    Unrealized    Unrealized       Market
Held to Maturity                                                         Cost        Gains         Losses          Value
- --------------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities......................................         $ 57,471        $  -       $(3,522)        $ 53,949
Obligations of other U.S. Government agencies..................           54,647           -        (4,532)          50,115
Obligations of states and political subdivisions...............              300           -             -              300
- ----------------------------------------------------------------------------------------------------------------------------
  Total........................................................         $112,418        $  -       $(8,054)        $104,364
- ----------------------------------------------------------------------------------------------------------------------------

The contractual maturities of securities at December 31, 1995 are set forth in the following table:

                                                                        Held to Maturity           Available For Sale
                                                                        ----------------           -------------------
                                                                    Amortized    Estimated      Amortized       Estimated
                                                                      Cost     Market Value       Cost         Market Value
- ---------------------------------------------------------------------------------------------------------------------------
Due in one year................................................      $ 5,008      $ 5,004        $ 12,712        $ 12,745
Due after one year through five years..........................       52,015       52,062          20,897          21,177
Due after five years through ten years.........................        3,204        3,234           8,062           8,270
Mortgage-backed securities.....................................       30,070       30,026           3,256           3,177
Equity securities..............................................            -            -             997             997
- ----------------------------------------------------------------------------------------------------------------------------
  Total securities.............................................      $90,297      $90,326        $ 45,924        $ 46,366
- ----------------------------------------------------------------------------------------------------------------------------

Actual maturities on debt securities may differ from those presented above as certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

In November 1995, the FASB issued a special report - "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." This special report allowed a company to make a one-time reclassification of securities from its held to maturity category without tainting the classification of the other securities remaining within the category. Accordingly, in December 1995, the Bank reclassified $40.7 million of held to maturity securities to available for sale resulting in a mark-to-market gain of $286, net of tax.

In 1993, the Company sold securities totaling $24,982 for a gross gain of $472. No securities were sold during 1994 and 1995.

The carrying value of securities pledged to secure public deposits, treasury tax and loan deposits and for other purposes as required by law, approximate $1,243 at December 31, 1995.

Note 4. Loans

Non-Performing Assets

The following table presents categories of non-performing assets, and the ratio of total non-performing assets to total assets:

                                                         1995          1994
- -----------------------------------------------------------------------------
Non-accrual loans:
  Commercial.........................................  $  994         $2,207
  Commercial lease financing.........................       -             22
  Installment........................................     272            306
  Real estate-commercial.............................     285            758
  Real estate-residential............................     168            121
- -----------------------------------------------------------------------------
    Total............................................   1,719          3,414
- -----------------------------------------------------------------------------
Other real estate owned..............................   1,301          1,222
- -----------------------------------------------------------------------------
Total non-performing assets..........................  $3,020         $4,636
- -----------------------------------------------------------------------------
Ratio of non-performing assets to total assets.......     .93%          1.64%
- -----------------------------------------------------------------------------
Accruing loans past due 90 days or more:
  Commercial.........................................  $   21         $  154
  Installment........................................      12             35
- -----------------------------------------------------------------------------
    Total............................................  $   33         $  189
- -----------------------------------------------------------------------------

The amount of interest income lost on those loans classified as non-accrual in 1995 and 1994, had these loans been current in accordance with their original terms, was $136 and $250, respectively. There were no significant restructured loan amounts at December 31, 1995 and 1994.

Related Party Loans

Loans have been granted to officers and directors of the Company and its subsidiary and to their associates. As of December 31, 1995, there were no related party loans which were past due. The aggregate dollar amount of these loans was $3,483 and $7,323 at December 31, 1995 and 1994, respectively. During 1995, there were $1,903 of new loans made and repayments totaled $3,016 and a reduction of $2,727 due to the resignation of a director.

Note 5. Allowance For Possible Loan Losses

The allowance for possible loan losses is based upon estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in operations in the periods in which they become known.

A summary of the activity in the allowance for possible loan losses is as follows:

                                                     1995      1994       1993
- -------------------------------------------------------------------------------
Balance at beginning of year......................  $2,630    $2,492    $3,400
Provision charged to operations...................     559     1,014     2,635
Recoveries of charged-off loans...................     431       360       466
Loans charged-off.................................    (926)   (1,236)   (4,009)
- -------------------------------------------------------------------------------
Balance at end of year............................  $2,694    $2,630    $2,492
- -------------------------------------------------------------------------------

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. These loans consist primarily of non-accrual loans but may include performing loans to the extent that situations arise which would reduce the probability of collection in accordance with the contractual terms. As of December 31, 1995, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                                         Recorded     Valuation
                                                        Investment    Allowance
- -------------------------------------------------------------------------------
Impaired loans -
Valuation allowance required..........................    $  160        $115
No valuation allowance required.......................     1,559           -
- -------------------------------------------------------------------------------
Total impaired loans..................................    $1,719         $115
- -------------------------------------------------------------------------------

This valuation allowance is included in the allowance for possible loan losses in the consolidated balance sheet.

The average recorded investment in impaired loans for the year ended December 31, 1995 was $2,686. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions of principal. The Company did not recognize any interest income on impaired loans for the year ended December 31, 1995.

Note 6. Premises And Equipment

The net carrying amount of premises and equipment is summarized as follows:

                                                                December 31
                                                           -------------------
                                                            1995        1994
- -------------------------------------------------------------------------------
Land and land improvements..............................   $1,476      $1,457
Building................................................    2,503       2,122
Furniture, fixtures and equipment.......................    3,316       2,820
Leasehold improvements..................................    2,038       2,023
- -------------------------------------------------------------------------------
                                                            9,333       8,422
Less accumulated depreciation and amortization..........    3,878       3,165
- -------------------------------------------------------------------------------
                                                           $5,455      $5,257
- -------------------------------------------------------------------------------

Note 7. Commitments And Contingencies

Lease Commitments

Certain Bank facilities are occupied under non-cancelable long-term operating leases which expire at various dates through 2013. Certain lease agreements provide for renewal options and increases in rental payments based upon increases in the consumer price index or the lessor's cost of operating the facility. Minimum aggregate lease payments for the remainder of the term are as follows:
- -------------------------------------------------------------------------------
1996...............................................................    $  957
1997...............................................................       740
1998...............................................................       637
1999...............................................................       671
2000...............................................................       709
Thereafter.........................................................     4,405
- -------------------------------------------------------------------------------
  Total lease commitments..........................................    $8,119
- -------------------------------------------------------------------------------

Net occupancy and equipment expense for 1995, 1994 and 1993 includes approximately $1,106, $992 and $932, respectively, of rental expense for bank facilities.

The Bank leases one of its branches from a director and its headquarters facility from a partnership in which a director has a substantial interest. In management's opinion, the terms of these leases are considered comparable to those which would exist with unaffiliated parties, and aggregate rental payments under these leases totaled $554, $477 and $453, in 1995, 1994 and 1993, respectively, and are included in net occupancy and equipment expense.

Financial Instruments with Off-Balance Sheet Risk

In the ordinary course of the business of meeting the financial needs of its customers, the Company, through its banking subsidiary, is party to various financial instruments which are properly not reflected in the consolidated financial statements. These financial instruments include standby letters of credit, unused portions of lines of credit and commitments to extend various types of credit.

These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The Company seeks to limit any exposure of credit loss by applying the same credit underwriting standards it uses for on-balance sheet lending facilities. The following table provides a summary of financial instruments with off-balance sheet risk at December 31, 1995:

                                                                      Contract
                                                                       Amount
- -------------------------------------------------------------------------------
Standby letters of credit.........................................    $ 3,276
Commitments under unused lines of credit..........................     47,661
Outstanding loan commitments......................................     12,737
- -------------------------------------------------------------------------------
Total financial instruments with off-balance sheet risk...........    $63,674
- -------------------------------------------------------------------------------

Litigation

In the normal course of business, the Company may be a party to various legal proceedings and claims. In the opinion of management, the consolidated financial position or results of operations of the Company will not be materially affected by the outcome of such legal proceedings and claims.

Note 8. Benefit Plans

Stock Option Plan

Under the 1986 Employee Stock Option Plan and the 1994 Employee Stock Option Plan (the "Option Plans") 102,102 and 100,000 shares of common stock, respectively, were available for issuance under the plan to key employees of the Company and its subsidiary.

At the date the options are granted, the exercise price cannot be less than the fair market value of the Company's common stock. The options may not be exercised until one year from the date the options are granted, and expire ten years from such date. The following is a summary of the option transactions which occurred under the Option Plans during 1995, 1994 and 1993.

                                                       Number of
                                                        Shares  Price Per Share
- -------------------------------------------------------------------------------
Balance, December 31, 1992............................  81,488   $5.50 - $22.68
Options granted.......................................  25,400        6.25
Options cancelled.....................................  (6,372)   6.00 -  22.68
- -------------------------------------------------------------------------------
Balance, December 31, 1993............................ 100,516    5.50 -  22.68
Options granted.......................................  18,600        8.75
Options cancelled..................................... (25,081)   6.00 -  22.68
Options exercised.....................................  (2,250)       6.00
- -------------------------------------------------------------------------------
Balance, December 31, 1994............................  91,785    5.50 -  22.68
Options granted.......................................  20,600       13.25
Options cancelled.....................................  (3,036)   6.00 -  22.68
Options exercised.....................................  (1,591)   6.00 -   8.75
- -------------------------------------------------------------------------------
Balance, December 31, 1995 (40,100 shares exercisable) 107,758   $5.50 - $22.68
- -------------------------------------------------------------------------------

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Plan") reserves 84,000 shares of the Company's common stock for issuance under the plan to members of the Board of Directors of the Company and its subsidiary who are not also employees. At the date the options are granted, the exercise price cannot be less than the fair market value of the Company's common stock. The options may not be exercised until one year from the date the options are granted and expire ten years from such date. The following is a summary of the option transactions which occurred under the Non-Employee Plan during 1995, 1994 and 1993.

                                                       Number of
                                                        Shares  Price Per Share
- -------------------------------------------------------------------------------
Balance, December 31, 1992............................  12,725     $6.00-$18.09
Options granted.......................................   4,000         7.50
- -------------------------------------------------------------------------------
Balance, December 31, 1993............................  16,725      6.00- 18.09
Options granted.......................................   8,000         8.00
- -------------------------------------------------------------------------------
Balance, December 31, 1994............................  24,725      6.00- 18.09
Options granted.......................................   7,000         11.375
Options cancelled.....................................  (3,025)     6.00- 18.09
- -------------------------------------------------------------------------------
Balance, December 31, 1995 (21,700 shares exercisable)  28,700     $6.00-$18.09
- -------------------------------------------------------------------------------

Dividend Reinvestment Plan

The Company's Dividend Reinvestment Plan authorizes the sale of 100,000 shares of common stock to stockholders who choose to invest all or a portion of their cash dividends. During 1995, 2,828 shares of common stock were issued through the dividend reinvestment plan. During 1994 and 1993, no shares of common stock were issued through the dividend reinvestment plan.

Retirement Savings Plan

The Company has a retirement savings plan covering substantially all of its employees. Under the Plan, the Company matches 50 percent of the employee's contribution (up to a maximum of three percent of their contribution). The Company's contributions under the Plan were approximately $69, $61 and $59 in 1995, 1994 and 1993, respectively.

The Company and the Bank offer no postretirement or postemployment employee benefits other than those described above.

Note 9. Preferred Stock

On October 16, 1992, the Company issued 776,875 shares of nonvoting Series A 9% cumulative convertible preferred stock. The 9% convertible preferred stock bears a cumulative annual dividend of $.72 per share and is convertible at any time at the option of the holder into one share of common stock, subject to adjustment in certain events. The 9% convertible preferred stock is redeemable at the option of the Company, under certain circumstances, at redemption prices ranging from $9.20 to $8.00 per share plus any accumulated and unpaid dividends to the date fixed for redemption.

Each share of the 9% convertible preferred stock gives the holder thereof the option to purchase one share of common stock for $9.60 per share, subject to adjustment in certain events, until the earlier to occur of October 30, 1997 or the conversion or redemption of the 9% convertible preferred stock. The common stock purchase right is not transferable separately from the 9% convertible preferred stock.


Note 10. Employee Stock Ownership Plan

In 1992, the Company's Board of Directors approved the adoption of an Employee Stock Ownership Plan ("ESOP"). The ESOP is a qualified retirement plan for the benefit of eligible employees of the Company and its subsidiary. The ESOP invests primarily in common stock or preferred stock which is convertible into common stock. The assets of the ESOP are held in a trust fund pursuant to a Trust Agreement. The trustees under the Trust Agreement are authorized to invest up to 100% of the trust fund in common stock or convertible preferred stock of the Company. The trustees are also authorized to borrow money for the purpose of purchasing common stock or convertible preferred stock of the Company.

The ESOP purchased directly from the Company 187,500 shares of the 9% convertible preferred stock during the 1992 preferred stock offering. To purchase such shares, the ESOP received a loan from a bank in which a former director of the Company has a substantial interest. The loan bears interest at a fixed annual rate of 9% and is a five year term loan requiring 19 quarterly payments of principal and interest of $57 and a final quarterly balloon payment of the remaining principal and interest. The loan is secured by a pledge of the shares owned by the ESOP. In addition, the Company has guaranteed repayment of the loan and is required to contribute annually to the ESOP an amount sufficient to pay the required debt service on the loan. As part of the lending arrangement, the Company has issued the lending bank a stock purchase warrant to purchase 187,500 shares of the Company's Series B Preferred Stock.

The Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans," in November 1993. SOP 93-6 requires accounting for ESOPs under the shares allocated method for shares purchased by the ESOPs after December 31, 1992. Application of the guidance in this SOP may be elected, and is encouraged, for shares acquired by ESOPs on or before December 31, 1992. The Company elected to adopt this statement in 1995 with retroactive application, as required, effective January 1, 1994.

A summary of dividends and expenses for the ESOP as of December 31, 1995 and 1994 are as follows

                                    1995    1994
                                    ----    ----
            Compensation expense    $196    $104
            Interest expense         115     123
            Dividends -
              Allocated shares        17       8
              Unallocated shares     118     127

In 1993, the Company reported compensation expenses of $95 which is equal to the ESOP debt principal repayments less dividends received by the ESOP. Interest incurred on the ESOP debt of $132 in 1993 was not recorded by the Company. Dividends paid on ESOP shares were reflected as a reduction of retained earnings and all ESOP shares were considered outstanding for earnings per share computations.

All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the year. Debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP preferred stock in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of ESOP debt and related accrued interest. During 1993, 176,377 shares of preferred stock were considered outstanding for earnings per share purposes that are no longer considered outstanding in 1995 and 1994.

The ESOP preferred shares as of December 31, 1995 and 1994 are as follows:

                                                           1995           1994
                                                           ----           ----
        Allocated shares, beginning of year               24,100         11,123
        Shares released for allocation on December 31     14,202         12,977
        Unearned shares, at end of year                  149,085        163,400
                                                      ----------     ----------
        Total ESOP preferred shares                      187,387        187,500
                                                      ==========     ==========
        Fair value of unearned shares at December 31  $2,348,000     $1,797,000
                                                      ==========     ==========

During 1995, 113 shares were withdrawn from the ESOP.

Note 11. Income Taxes

The current and deferred amounts of Federal income tax expense are as follows:

                                                         Year Ended December 31
                                                        -----------------------
                                                          1995    1994    1993
- -------------------------------------------------------------------------------
Current...............................................   $1,619   $594    $141
Deferred..............................................    (308)    229     143
- -------------------------------------------------------------------------------
                                                         $1,311   $823    $284
- -------------------------------------------------------------------------------

A reconciliation of the Federal income tax provision to the applicable statutory Federal income tax rate is as follows:

                                                         Year Ended December 31
                                                        -----------------------
                                                          1995    1994    1993
- -------------------------------------------------------------------------------
Income before income taxes............................   $4,361  $2,506  $1,493
Tax expense at statutory rate.........................    1,483     852     508
Increase (decrease) in Federal income tax
  resulting from:
   Tax-exempt interest................................      (48)    (25)    (24)
   Reduction of valuation allowance on
    deferred tax asset................................     (124)      -    (346)
Other, net............................................        -      (4)    146
- -------------------------------------------------------------------------------
                                                          $1,311 $  823  $  284
- -------------------------------------------------------------------------------

The components of the net deferred tax asset (liability) at December 31, 1995 and 1994 are as follows:

                                                         Year Ended December 31
                                                         ----------------------
                                                             1995       1994
- -------------------------------------------------------------------------------
Allowance for possible loan losses.......................   $(302)     $(172)
Depreciation.............................................     149        (31)
Other, net...............................................       -         35
Federal tax operating loss carryforwards.................       -          -
Federal AMT credit carryforward..........................       -        403
- -------------------------------------------------------------------------------
Total....................................................    (153)       235
Valuation allowance......................................       -       (124)
- -------------------------------------------------------------------------------
                                                             (153)       111
Unrealized (gain) loss on securities available
  for sale...............................................    (161)        74
- -------------------------------------------------------------------------------
                                                            $(314)     $ 185
- -------------------------------------------------------------------------------

The Company recorded a valuation allowance of $124 thousand against its net deferred tax asset at December 31, 1994. During 1995, this valuation allowance was reversed as the Company believes its income levels have fully stabilized and it is more likely than not that the Company will realize the benefit of its deferred tax asset.

Note 12. Capital Requirements

The Bank's regulators have classified and defined bank capital into the following components: (1) Tier I capital which includes intangible stockholders' equity for common stock and certain perpetual preferred stock and (2) Tier II capital which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. The Company's regulators have implemented risk-based capital guidelines which require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The regulatory minimum Tier I and combined Tier I and Tier II capital ratios are 4.0% and 8.0%, respectively. In addition to the risk-based capital requirements, a bank is also required by its regulators to maintain a certain level of Tier I capital as a percent of average tangible assets (leverage ratio).

The following table reflects the Company and the Bank's capital ratios as of December 31, 1995:
                                                             Required Regulatory
                                                     Actual   Capital Ratios (%)
- -------------------------------------------------------------------------------
Company
Tier I leverage capital.............................   5.76%    4.00% to 5.00%
Risk-based capital
  Tier I............................................  10.70          4.00
  Total (Tier I and Tier II)........................  11.95          8.00

Bank
Tier I leverage capital.............................   6.10%    4.00% to 5.00%
Risk-based capital
  Tier I............................................  11.29           4.00
  Total (Tier I and Tier II)........................  12.54           8.00
- -------------------------------------------------------------------------------

The Federal Reserve Board (FRB) also stipulates certain capital requirements for the Company and the Bank. In the opinion of management, the Company's leverage capital ratio of 5.76% and the Bank's leverage capital ratio of 6.10% at December 31, 1995, are in excess of the FRB's minimum requirements for such ratios.

Note 13. Other Expenses

Other non-interest expense for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                                      1995      1994      1993
- -------------------------------------------------------------------------------
Foreclosed real estate expense....................  $  425    $  491    $  625
FDIC insurance assessment.........................     339       643       644
Legal fees (a)....................................     259       360       502
Audit and regulatory expenses.....................     104       221       379
Credit reports....................................     195       172       298
Other.............................................   2,457     1,869     1,652
- -------------------------------------------------------------------------------
                                                    $3,779    $3,756    $4,100
- -------------------------------------------------------------------------------

(a) The Bank paid a total of $119, $135 and $192 in legal fees to a law firm of which a director is a partner during the years ended December 31, l995, 1994 and 1993, respectively.

Note 14. Restrictions On Subsidiary Bank Dividends

Certain bank regulatory limitations exist on the availability of subsidiary bank undistributed net assets for the payment of dividends to the Company without the prior approval of the bank regulatory authorities.

Under New Jersey State Law dividends may be paid only if capital would remain unimpaired and remaining surplus would be no less than 50% of capital stock. In addition to these statutory restrictions, the subsidiary bank is required to maintain adequate levels of capital. At December 31, 1995, $4,522 was available under the most restrictive limitations for the payment of dividends to the Company.

Note 15. Independence Bancorp, Inc.

Financial Statements of Parent Company Only

                                                             December 31
                                                          ---------------------
CONDENSED BALANCE SHEETS                                    1995       1994
- -------------------------------------------------------------------------------
Assets:
  Deposits in subsidiary................................   $   124     $   143
  Other assets..........................................       205          44
  Investment in subsidiary..............................    19,594      16,674
- -------------------------------------------------------------------------------
    Total assets........................................   $19,923     $16,861
- -------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
  Employee Stock Ownership Plan (ESOP) Debt.............   $ 1,194     $ 1,307
  Other liabilities.....................................       102         142
  Stockholders' equity..................................    18,627      15,412
- -------------------------------------------------------------------------------
    Total liabilities and stockholders' equity..........   $19,923     $16,861
- -------------------------------------------------------------------------------

                                                         Year Ended December 31
                                                         ----------------------
CONDENSED STATEMENTS OF INCOME                             1995    1994    1993
- -------------------------------------------------------------------------------
Dividends from subsidiary............................... $  816  $  717  $  517
Expenses:
  Interest expense - ESOP loan..........................    115     123       -
  General and administrative expenses...................    296     182     162
- -------------------------------------------------------------------------------
Income before income taxes..............................    405     412     355
Income tax benefit......................................    139     77       32
- -------------------------------------------------------------------------------
Income before equity in undistributed
income of subsidiary....................................    544     489     387
Equity in undistributed income of subsidiary............  2,506   1,194     822
- -------------------------------------------------------------------------------
Net income.............................................. $3,050  $1,683  $1,209
- -------------------------------------------------------------------------------

                                                         Year Ended December 31
                                                         ----------------------
CONDENSED STATEMENTS OF CASH FLOWS                         1995    1994    1993
- -------------------------------------------------------------------------------
Cash flows from operating activities:
Net income.......................................... $ 3,050   $ 1,683   $1,209
Less equity in undistributed income of subsidiary...  (2,506)   (1,194)    (822)
(Increase) decrease in other assets.................    (161)      (44)      21
Decrease in other liabilities.......................    (40)      (136)      (5)
Other, net..........................................     18          -        -
- -------------------------------------------------------------------------------
Net cash provided by operating activities...........    361        309      403
- -------------------------------------------------------------------------------
Cash flows from financing activities:
Dividends paid - preferred..........................   (441)      (432)    (559)
Dividends paid - common.............................    (99)         -        -
Issuance of common stock............................     47         14        -
Principal payment on ESOP debt......................    113        104       61
- -------------------------------------------------------------------------------
Net cash used in financing activities...............   (380)      (314)    (498)
- -------------------------------------------------------------------------------
Net change in cash..................................    (19)        (5)     (95)
Cash at beginning of year...........................    143        148      243
- -------------------------------------------------------------------------------
Cash at end of year................................. $  124     $  143   $  148
- -------------------------------------------------------------------------------

Note 16. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. In cases where the quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Those techniques are significantly affected by the assumptions used, including the discount rate and estimated future cash flows, and judgements regarding expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and are subjective in nature, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are determined for on- and off-balance sheet financial instruments, without attempting to estimate the value of anticipated future business, and the value of assets and liabilities that are not considered financial instruments. Tax implications related to the realization of the unrealized gains and losses have a significant effect on fair value estimates and have not been considered in any of the estimates.

Reasonable comparability between financial institutions may not be likely due to the various valuation techniques permitted and numerous estimates which must be made given the absence of secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectively of these estimated fair values.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents and accrued interest receivable:
- ----------------------------------------------------------

The carrying amounts for cash and cash equivalents and accrued interest receivable approximate fair value.

Securities:
- -----------

The fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans:
- ------

The fair values of loans are estimated by discounting future cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits:
- ---------

The fair value of demand and savings deposits are equal to the carrying amounts reported in the consolidated financial statements. For certificates of deposit, fair value is estimated using the rates currently offered for deposits of similar maturities.

Standby letters of credit and commitments to extend credit:
- ----------------------------------------------------------
These off-balance sheet instruments are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding, therefore, the fair values of these items are substantially similar to the related notional amounts. The carrying values and estimated fair values of the Bank's financial statements are as follows:

                                                                                              December 31
                                                                     --------------------------------------------------------------
                                                                                 1995                              1994
                                                                     -----------------------------     ----------------------------
                                                                       Carrying     Estimated Fair     Carrying     Estimated Fair
                                                                        Amount           Value          Amount           Value
                                                                     -----------------------------     ----------------------------
Financial assets:
  Cash and cash equivalents.........................................    $ 38,911        $ 38,911        $ 30,736        $ 30,736
  Securities available for sale.....................................      46,366          46,366           3,451           3,451
  Securities held to maturity.......................................      90,297          90,326         112,418         104,364
  Loans, net........................................................     139,800         143,944         127,828         127,333
  Accrued interest receivable.......................................       2,759           2,759           1,890           1,890
Financial liabilities:
  Deposits..........................................................     304,346         304,882         265,432         265,519
  Accrued interest payable..........................................         458             458             345             345
- -----------------------------------------------------------------------------------------------------------------------------------

There is no material difference between the notional amount and the estimated fair value of off-balance sheet unfunded loan commitments and standby letters of credits which totaled $60,398 and $3,276, respectively, at December 31, 1995 and $50,089 and $2,423 as of December 31, 1994, respectively.

Note 17. Selected Quarterly Financial Information (unaudited)

The following quarterly financial information for the two years ended December 31, 1995 is unaudited. However, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected. Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.


                                                                                Three months ended
                                                               -----------------------------------------------------
1995                                                             March 31      June 30    September 30   December 31
- --------------------------------------------------------------------------------------------------------------------
Total interest income                                             $4,894        $5,198        $5,232        $5,387
Net interest income                                                3,522         3,687         3,705         3,675
Provision for possible loan losses                                   180           160           140            79
Net income                                                           549           700           831           970
Net income per share - primary                                    $  .31        $  .42        $  .44        $  .64*
Net income per share - fully diluted                              $  .26        $  .33        $  .35        $  .47*
- --------------------------------------------------------------------------------------------------------------------
1994
- --------------------------------------------------------------------------------------------------------------------
Total interest income                                             $3,927        $4,167        $4,379        $4,600
Net interest income                                                2,901         3,092         3,237         3,233
Provision for possible loan losses                                   250           250           250           264
Net income                                                           401           431           456           395
Net income per share - primary                                    $  .20        $  .22        $  .24        $  .28
Net income per share - fully diluted                              $  .19        $  .20        $  .21        $  .28
- --------------------------------------------------------------------------------------------------------------------

* The Company adopted the AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," in December 1995 (See Note 10). The required adjustments and per share effect have been reflected in the fourth quarter of 1995 and 1994 since the effect on interim quarters would not be significantly different from amounts previously reported.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Independence Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Independence Bancorp, Inc. (a New Jersey corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Bancorp, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 and 10 to the consolidated financial statements, on January 1, 1994 the Company changed its method of accounting for securities and in 1995, retroactive to January 1, 1994, its method of accounting for its Employee Stock Ownership Plan.


                                        Arthur Anderson LLP


Roseland, New Jersey
January 19, 1996

Board of Directors
- --------------------------------------------------------------------------
James R. Napolitano, Esq.
Chairman of the Board
Independence Bancorp, Inc. and Independence Bank of New Jersey
Attorney, Napolitano & Napolitano

A. Roger Bosma
President, Independence Bancorp, Inc. and Independence Bank of New Jersey

William F. Dator
Partner, The Dator Commercial Agency, Inc.
Real Estate

Julius J. Franchini
President, Lynn Chevrolet, Inc.
President, Franchini Chevrolet, Inc.

Robert F. Frasco
President, Frasco Enterprises

Robert O. Hagman
Partner, CSA Equipment Co.

Joseph A. Haynes
Registered Representative, Smith Barney

Esko J. Koskinen
President, Greenway Construction Co.

Joseph M. Lo Scalzo
President, Lo Scalzo Builders, Ltd.

Officers
- ------------------------------------------------------------------------------
James R. Napolitano, Esq.
Chairman of the Board

A. Roger Bosma
President

Kevin J. Killian
Executive Vice President, Chief Financial Officer and Secretary

Patrick W. Thaller
Executive Vice President, Chief Lending Officer

Daniel J. Kosky
Senior Vice President

Carl Bushong
Vice President,Commercial Loans

Anthony E. Farley
Vice President, Audit

Karen J. Hall
Vice President, Controller

Michael J. Maloney
Vice President, Branch Administration

Stephen C. Novak
Vice President, Commercial Loans


Cindy M. Schroeder
Vice President, Human Resources

Patricia M. Smith
Vice President, Consumer Lending

Sharon Barber
Assistant Vice President, Deposit Operations

Barbara A. Blaschak
Assistant Vice President, Commercial Loan Operations

Christine A. Chagares
Assistant Vice President, Commercial Loans

Julie P. Fleming
Assistant Vice President, Credit Administration

Eileen D. Piersa
Assistant Vice President, Assistant Controller

Elizabeth A. Ridgeway
Assistant Vice President, Residential Loans

Vincent A. Spero
Assistant Vice President, Commercial Loans

Luke S. Templin
Assistant Vice President, Commercial Loans

- ------------------------------------------------------------------------------

Branch Officers
- -------------------------------------------------------------------------------
Joan McGeechan   Margaret Hageney   Christopher Meyer    Christine Mazzola
Ramsey           Allendale          Ridgewood            Mahwah

Elise Guild      Lisa Gold          Rosalind Vicario     Jill Holly
Montvale         Park Ridge         Hawthorne            Hackensack


Branch Offices
- -------------------------------------------------------------------------------
1100 Lake Street, Ramsey, NJ 07446
(201) 825-1000

63 West Allendale Avenue, Allendale, NJ 07401
(201) 825-1011

133 Franklin Avenue, Ridgewood, NJ 07450
(201) 670-1008

814 Wyckoff Avenue, Mahwah, NJ 07430
(201) 891-9200

111 Chestnut Ridge Road, Montvale, NJ 07645
(201) 930-0800

139 Kinderkamack Road, Park Ridge, NJ 07656
(201) 391-0505

617 Lafayette Avenue, Hawthorne, NJ 07506
(201) 423-0011

540 River Street, Hackensack, NJ 07601
(201) 488-8118

Corporate Information
- -------------------------------------------------------------------------------
Headquarters
Independence Bancorp, Inc.
1100 Lake Street
Ramsey, NJ 07446

Annual Shareholders Meeting
Independence Bancorp, Inc.'s annual shareholders meeting will be held on Thursday, April 25, 1996 at 4:00 p.m. at the Corporate Office.

Contacts
Analysts, portfolio managers and others
seeking financial information about
Independence Bancorp, Inc. should
contact Kevin J. Killian, executive
vice president, at (201) 825-1000.

News media representatives and others
seeking general corporate information
should contact Kevin J. Killian,
executive vice president, at (201) 825-1000.

Shareholders seeking assistance should write to Karen J. Hall, vice president and controller. For assistance with stock records, please contact First National
Bank of Boston at (617) 575-3170.

Annual Report and Form 10-K
Additional copies of Independence Bancorp,
Inc.'s Annual Report and Form 10-K
are available without charge by writing
Independence Bancorp, Inc., Shareholder
Relations, 1100 Lake Street, Ramsey, NJ 07446.

NASDAQ Symbols
Shares of Independence Bancorp, Inc.'s
common stock and series A 9% cumulative
convertible preferred stock are traded
under the symbols, IBNJ and IBNJP,
respectively, in the National Issues Market and the Small Capital Issues Market, respectively, and are listed in NASDAQ Quotations.

Transfer and Dividend Paying
Agent/Registrar
(Common and Preferred)
First National Bank of Boston
Shareholder Services Division
P.O. Box 644
Boston, MA 02102

Market Makers
The following investment-brokerage houses make a market in Independence Bancorp, Inc.'s stock:

Janney Montgomery Scott Inc.
F.J. Morrissey & Co., Inc.
Oppenheimer & Co., Inc.
Ryan Beck & Co., Inc.
Herzog, Heine Geduld, Inc.

Independent Public Accountants
Arthur Andersen LLP
101 Eisenhower Parkway
Roseland, NJ 07068