Form 10-Q
period 1996-03-31
INDEPENDENCE BANCORP INC /NJ/
filed 1996-05-14
CIK 741356

                			           UNITED STATES
		                   SECURITIES AND EXCHANGE COMMISSION
		                      WASHINGTON, D.C. 20549
				                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended   March 31, 1996
                    				       -----------------

    						                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                to
                   					       --------------    --------------

Commission File Number         0-14129
                   					       -------

              			     INDEPENDENCE BANCORP,INC.
- ---------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


        		New Jersey                            22-2483513
- ---------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

             			 1100 Lake Street   Ramsey, NJ   07446
- ---------------------------------------------------------------------
           		   (Address of principal executive offices)

                   					   (201) 825-1000
- ---------------------------------------------------------------------
   	   (Registrant's telephone number, including area code)


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

Number of shares outstanding of each of the issuers classes of
common stock on  May 8, 1996                               1,318,448
               		-----------------------------------------------------

               INDEPENDENCE BANCORP, INC. AND SUBSIDIARY
               -----------------------------------------

                                 INDEX
                                 -----

                                                 														PAGE
													                                                 	NUMBER
												                                                 		------
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Balance Sheets (unaudited)
   March 31, 1996 and December 31, 1995                           3

   Consolidated Statements of Income (unaudited)
   Three Months Ended March 31, 1996 and 1995                     4

   Consolidated Statements of Cash Flows (unaudited)
   Three Months Ended March 31, 1996 and 1995                     5

   Notes to Consolidated Financial Statements
   (unaudited)                                                   6-9

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
	   OF FINANCIAL CONDITION AND RESULTS OF
	   OPERATIONS                                                  10-18

PART II - OTHER INFORMATION                                      19


SIGNATURES                                                       20

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
- -----------------------------------------
Consolidated Balance Sheets

                                                 March 31     December 31
                                          	 					  1996          1995
(in thousands, except share data)               (unaudited)
- -------------------------------------------------------------------------
Assets
Cash and due from banks                          $18,281       $20,280
Interest bearing deposits in other banks           4,073         5,811
Federal funds sold                                21,365        12,820
- -------------------------------------------------------------------------
   Cash and cash equivalents                      43,719        38,911
- -------------------------------------------------------------------------
Securities
 Available for sale, at market                    36,744        46,366
 Held to maturity, at cost (market value
 $100,112 and $90,326)                           101,557        90,297
- -------------------------------------------------------------------------
   Total securities                              138,301       136,663
Loans
 Commercial                                       27,321        26,592
 Real estate-construction                          4,811         5,777
 Real estate-commercial                           49,122        44,360
 Real estate-residential                          31,233        29,378
 Installment                                      36,305        36,387
- -------------------------------------------------------------------------
   Total loans                                   148,792       142,494
 Less:
  Allowance for possible loan losses               2,805         2,694
- -------------------------------------------------------------------------
   Loans, net                                    145,987       139,800
- -------------------------------------------------------------------------
Premises and equipment, net                        5,593         5,455
Accrued interest receivable                        3,023         2,759
Other real estate, net                             1,381         1,230
Other assets                                         385           369
- -------------------------------------------------------------------------
   Total assets                                 $338,389      $325,187
=========================================================================
Liabilities and Stockholders' Equity
- ------------------------------------
Deposits
 Demand (non-interest bearing)                    76,955        80,877
 Money market, NOW, and super NOW                101,267        91,293
 Savings                                          65,619        64,928
 Time certificates of $100,000 or more            19,532        13,078
 Other time certificates                          53,504        54,170
- -------------------------------------------------------------------------
  Total deposits                                 316,877       304,346
Other liabilities                                  1,370         1,020
Employee Stock Ownership Plan (ESOP) debt          1,137         1,194
- -------------------------------------------------------------------------
   Total liabilities                             319,384       306,560
- -------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 1,000,000
 shares authorized                                     -             -
Cumulative convertible preferred stock, 9%
 Series A, $1 par value, 776,875 issued and
 outstanding (liquidation value-$6,215)              777           777
Nonconvertible preferred stock, Series B,
 $1 stated value, authorized 217,500 shares,
 none issued                                           -             -
Common stock, par value $1.667 per share,
 5,000,000 authorized; 1,315,329 and
 1,312,748, respectively, issued and
 outstanding                                       2,193         2,189
Additional paid-in capital                        12,946        12,970
Retained earnings                                  4,206         3,594
Net unrealized holding gain on securities
 available for sale, net of income taxes              17           291
Unearned ESOP preferred stock                     (1,134)       (1,194)
- -------------------------------------------------------------------------
  Total stockholders' equity                      19,005        18,627
- -------------------------------------------------------------------------
Total liabilities and stockholders' equity      $338,389      $325,187
=========================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
- -----------------------------------------
Consolidated Statements of Income (unaudited)

								 			                                     Three Months Ended
                                    											       March 31
(in thousands, except per share data)             1996        1995
- --------------------------------------------------------------------
Interest income:
  Loans                                          $3,248      $2,968
  Securities
    Taxable                                       1,830       1,682
    Tax-exempt                                       55           4
  Deposits with banks                               118          80
  Federal funds sold                                195         160
- -------------------------------------------------------------------
    Total interest income                         5,446       4,894
- -------------------------------------------------------------------
Interest expense:
  Interest on deposits                            1,559       1,372
  Interest on ESOP loan                              27           0
- -------------------------------------------------------------------
    Total interest expense                        1,586       1,372
- -------------------------------------------------------------------
Provision for possible loan losses                  120         180
- -------------------------------------------------------------------
    Net interest income after provision
     for possible loan losses                     3,860       3,522
- -------------------------------------------------------------------
Non-interest income:
  Service charges on deposit accounts               323         305
  Gain on sale of securities                        254           0
  Other income                                      213         193
- -------------------------------------------------------------------
											                                         790         498
- -------------------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits                  1,592       1,340
  Occupancy                                         391         378
  Equipment                                         266         257
  Other expenses                                  1,006       1,044
- -------------------------------------------------------------------
											                                       3,255       3,019
- -------------------------------------------------------------------
Income before income taxes                        1,275         821
Income tax provision                                432         272
- -------------------------------------------------------------------
Net income                                          843         549
  Dividends on preferred stock                      113         140
- -------------------------------------------------------------------
Net income applicable to common stock              $730        $409
===================================================================
Net income per common share:
    Primary                                        $.47        $.31
    Fully diluted                                   .39         .26
===================================================================
Average common shares outstanding:
    Primary                                   1,560,722   1,321,282
    Fully diluted                             2,187,796   2,112,224
===================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)


                                           													  Three Months Ended
													                                                 	March 31
													                                             ------------------
(in thousands)                                             1996        1995
													                                             ------------------
Cash Flows From Operating Activities:
Net Income                                                 $843        $549
- ----------------------------------------------------------------------------
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:

Provision for possible loan losses                          120         180
Depreciation of bank premises and equipment                 176         187
Net amortization and accretion on securities                (36)         70
Provision for possible loan losses on other real estate       0         140
Loss on sale of other real estate                             4           3
Gain on sale of residential mortgage loans and
  related servicing rights                                   (2)         (4)
Net loan (charge-offs) recoveries                            (9)         12
Net gain on sale of securities available for sale          (254)          0
Increase in accrued interest receivable                    (263)       (525)
(Increase) decrease in other assets                         (16)         27
Increase in other liabilities                               350         356
- ----------------------------------------------------------------------------
 Total adjustments                                           70         446
- ----------------------------------------------------------------------------
 Net cash provided by operating activities                  913         995
- ----------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from maturities of securities:
    Available for sale                                    2,226          54
    Held for maturity                                     5,454       3,119
Purchase of securities:
    Available for sale                                   (4,551)     (2,872)
    Held for maturity                                   (13,367)     (3,896)
Sale of securities available for sale                     8,547           0
Net increase in loans                                    (6,600)     (4,434)
Sale of other real estate                                   159         438
Net decrease in other real estate                           (57)        (13)
Capital expenditures                                       (314)       (406)
- ----------------------------------------------------------------------------
 Net cash used in investing activities                   (8,503)     (8,010)
- ----------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net increase in deposit accounts                         12,531      17,714
Principal payments on ESOP debt                              30          27
Proceeds from the issuance of common stock                   32           0
Dividends paid on common stock                              (82)          0
Dividends paid on preferred stock                          (113)       (140)
- ----------------------------------------------------------------------------
 Net cash provided by financing activities               12,398      17,601
- ----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      4,808      10,586
Cash and cash equivalents, beginning of year             38,911      30,736
- ----------------------------------------------------------------------------
Cash and cash equivalents, end of period                $43,719     $41,322
- ----------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
  Interest                                               $1,587      $1,372
  Income taxes                                                0         175
Non-cash investing activities:
  Loans transferred to other real estate                    300         165
  (Increase) decrease in market valuation of
    securities available for sale                           415          71
- ----------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

               			       INDEPENDENCE BANCORP, INC.
		                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
					                          (unaudited)

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Independence Bancorp, Inc.'s (the Company) December 31, 1995 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 1996, the results of its operations for the three months then ended, and cash flows for the first three months of 1996. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Summary of Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements of Independence Bancorp,Inc. include the accounts of the Company and its wholly-owned subsidiary, Independence Bank of New Jersey (the Bank). All significant intercompany accounts and transactions have been eliminated.

Securities

     The Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective January 1, 1994. SFAS 115 requires the Company to classify its securities as: (1) held to maturity,
(2) available for sale, and (3) trading.

     Securities held to maturity consist of debt securities that management intends to, and the Company has the ability to, hold until

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

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

Other Real Estate

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

Net Income per common share

     Primary net income per common and common equivalent shares, after preferred dividends, is based on the weighted average common shares and common share equivalents, including stock options and warrants outstanding during the year, adjusted for the effect of subsequent common stock dividends and after adjustment for the elimination of dividends paid on unallocated shares of the ESOP Plan. Fully diluted income per share is based on the weighted average number of common and common equivalent shares outstanding adjusted for shares issuable upon conversion of preferred stock and the elimination of dividends paid on unallocated shares of the ESOP Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

Note 3.  Commitments and Contingent Liabilities

     In the normal course of business, there are outstanding various legal proceedings, commitments and contingent liabilities, such as guarantees and commitments to extend credit which are not reflected in the accompanying financial statements. At March 31, 1996 standby letters of credit were approximately $3,568,000. In addition, the Company has committed $27,633,000 for home equity loans; $24,764,000 for commercial and residential real estate loans; $10,632,000 for commercial lines of credit and $6,132,000 for all other commitments. In the judgment of management, the financial position or results of operations of the Company will not be materially adversely affected by the outcome of any present legal proceedings or other commitments and contingent liabilities.

Item 2- Management's Discussion and Analysis of Financial
- ---------------------------------------------------------
       		Condition and Results of Operations
       		-----------------------------------

Reference should be made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Independence
Bancorp, Inc. Annual Report and Form 10K for the year ended December
31, 1995.

Overview
- --------

      The Company recorded net income applicable to common stock for the three months ended March 31, 1996 of $730 thousand, or $.39 per fully diluted common share. This compares to net income applicable to common stock for the three months ended March 31, 1995 of $409 thousand, or $.26 per fully diluted common share. Net income per fully diluted common share for the first quarter of 1996 relects an increase of 50% over the comparable period in 1995. The Company's first quarter 1996 net income benefited from a $338 thousand, or 9.6% increase in net interest income before the provision for possible loan losses as compared to the same period in 1995. Also contributing to the earnings growth for the first quarter of 1996 was a $60 thousand, or 33.3% reduction in the allowance for possible loan losses and a $292 thousand, or 58.6% increase in non-interest income. Included in the increase in non-interest income is a gain on sale of available for sale securities of $254 thousand, partially offset by a 7.8% or $236 thousand increase in non-interest expense.

      As of March 31, 1996, the Company's Capital ratios were: 5.77% for Tier I leverage capital; 10.49% for Tier I capital to risk-adjusted assets; and 11.62% for total Tier capital to risk-adjusted assets. The Bank's ratios as of March 31, 1996 were 6.08% for Tier I leverage capital; 11.01% for Tier I capital to risk-adjusted assets; and 12.27% for total Tier capital to risk-adjusted assets. All ratios remain above regulatory mandated levels.

      Non-accrual loans and total non-performing assets declined 50.0%, and 25.3%, respectively, from March 31, 1995 to March 31, 1996. Total non-performing assets at March 31, 1996 remained at the same level as that of December 31, 1995.

Net Interest Income
- -------------------

      Net interest income, stated on a fully tax equivalent (FTE) basis, increased $366 thousand, or 10.4% for the first quarter of 1996 as compared to the first quarter of 1995. Net interest margins were 5.20% for the three months ended March 31, 1996 and 5.38% for the three months ended March 31, 1995.

      Interest income (FTE) totalled $5.5 million for the first three months of 1996, an increase of 11.8%, or $581 thousand, as compared to the same period in 1995, while interest expense increased 15.7%, or $215 thousand during this period. Growth in average securities, interest bearing deposits with banks, commercial and residential real estate and installment loans and federal funds substantially accounted for the increase in net interest income. Similarly, increases in average time deposits and N.O.W. accounts primarily accounted for the increase in interest expense.

      Average interest earning assets for the first three months of 1996 increased $35.3 million, or 13.2%, over the comparable period in 1995, however, the overall rate on earning assets decreased by 15 basis points due to the decrease in rates paid on federal funds and interest-bearing deposits with banks. Securities, and commercial and residential real estate loans are primarily responsible for the growth in average earning assets with increases of $14.8 million and $12.0 million, respectively, as compared with the same period of 1995.

      The Company's average rate paid on interest-bearing liabilities increased 8 basis points for the three month period ended March 31, 1996, as compared to the same period of 1995. The cost of these interest-bearing liabilities increased to 2.76% for the first quarter of 1996 compared to 2.68% for the first quarter of 1995 primarily due to higher rates paid on time deposits. Average demand deposits for the first quarter of 1996 increased $12.7 million, or 19.7% compared to the first quarter of 1995. Average time deposits, and other interest bearing liabilities increased $12.7 million, or 22.5%, and $11.0 million, or 7.3%, respectively, for the first quarter of 1996 as compared to the same period in 1995.

     Included in interest-earning assets are loans on which the accrual of interest has been discontinued. Such non-accrual loans amounted to $1.6 million at March 31, 1996. Had these loans been current in accordance with their terms, interest income on loans for the first quarter of 1996 would have been $38 thousand higher.

Allowance and Provision for Possible Loan Losses
- ------------------------------------------------

     The allowance for possible loan losses is maintained at a level considered adequate by management to absorb potential loan losses. It is the result of an ongoing analysis which relates outstanding balances to expected allowance levels required to absorb future credit losses. Current economic problems are addressed through management's assessment of anticipated changes in the regional economic climate, changes in composition and volume of the loan portfolio and variances in levels of classified, non-performing and past due loans. Allowance adequacy calculations are completed by applying risk assessments to determine specific and general allowance requirements for problem and non-problem loans.

   The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan", as of January 1, 1995. SFAS 114 requires that an impaired loan, as defined, be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. A loan is considered impaired when, in the Bank's opinion, the Bank will be unable to collect all amounts due according to the original contractual term of the loan agreement. Groups of smaller homogeneous loans, such as consumer loans and residential real estate loans, are specifically excluded from this definition. Impairment may be measured based on the loan's observable market price of the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Management has determined that its nonaccrual loans and those loans previously classified as insubstance foreclosures are impaired loans.

     The Bank had previously estimated its allowance for possible loan losses using methods similar to those prescribed in SFAS 114. Adoption of these statements did not require any additional provisions for possible loan losses as of January 1, 1995.

     As of March 31, 1996 included in the Company's total loan portfolio of $148.8 million, it had under SFAS 114 a total recorded investment in impaired loans of $1.6 million. Of this amount, $1.5 million did not require a valuation allowance. For the remaining $97 thousand of impaired loans there was a $76 thousand valuation allowance established. This valuation allowance was included in the $2.8 million allowance for possible loan losses in the Bank's consolidated statement of condition. The average recorded investment in impaired loans for the first quarter of 1996 was $1.7 million.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful in which case payments received are recorded as reductions of principal. The Bank did not recognize interest income on impaired loans for the first quarter of 1996.

     The following table lists selected data relating to the loan portfolio and certain other factors which were considered by management in determining the amount of the allowance for possible loan losses for the period ended March 31, 1996.

                 			     As of, or For the Period Ended
		  		                   ------------------------------
				                        	(amounts in thousands)

							                                     				 03/31/96   03/31/95
										                                     	 --------   --------
Non-Accrual Loans:
   Commercial                                    $   735    $ 2,233
   Real estate-commercial                            239        526
   Real estate-residential                           318        121
   Installment                                       269        239
											                                     --------   --------
Total                                              1,561      3,119
Other Real Estate Owned                            1,453        915
											                                     --------   --------
Total Non-Performing Assets                      $ 3,014    $ 4,034
                                    											 ========   ========

Ratio of non-performing assets to total assets       .89%      1.34%

Accruing loans past due 90 days or more:
   Commercial                                       $193       $ 95
   Real estate-commercial                            329          0
   Installment                                         8         48
                                    											 --------   --------
Total                                               $530       $143
											                                     ========   ========


     For the three months ended March 31, 1996, net loan charge-offs were $9 thousand as compared with net loan recoveries of $12 thousand for the same period of 1995. There were $91 thousand in charge-offs, of which $76 thousand or 83.5% were commercial loans, and the remaining 16.5% were installment loans. Recoveries during the first three months of 1996 were for commercial and installment loans previously charged off and totalled $24 thousand and $58 thousand, respectively.

     At March 31, 1996, the Company's non-accrual loans, impaired loans, and other real estate (in total, non-performing assets) totalled $3.0 million as compared to $4.0 million at March 31, 1995. Delinquent loans (i.e. loans 90 days or more past due, and still accruing) increased $387 thousand due to one commercial loan of $193 thousand and two commercial real estate loans totalling $329 thousand.

     As of March 31, 1996, a commercial mortgage in the amount of $1.6 million was classified as a potential problem loan. This is a loan which management has information which indicates that the borrower may not be able to comply with current payment terms. Although there is some question about the borrowers ability to comply with current loan terms, minimal loss, if any, are anticipated.

     At March 31, 1996, the Company's allowance for possible loan losses was $2.8 million, even with the level of the allowance for possible loan losses at March 31, 1995. For March 31, 1996, this represented 1.9% of total loans and 179.7% of total non-performing loans. This compares to 2.1% of total loans and 90.5% of total non-performing loans at March 31, 1995. The Company's allowance for possible loan losses at December 31, 1995 was $2.7 million, or 1.9% of loans and 156.7% of total non-performing loans.


Non-Interest Income
- -------------------

     Non-interest income for the three months ended March 31, 1996 increased $292 thousand or 58.6% over the comparable period in 1995. During the first quarter of 1996, the Company sold $8.0 million of its securities classified as available for sale which resulted in a gain of $254 thousand, while no sales of available for sale securities occurred during the first quarter of 1995. Non-interest income, excluding gains from sales of securities, increased $38 thousand, or 7.6% for the first quarter of 1996 as compared to the same period of 1995. Service charges on deposit accounts for the three months ended March 31, 1996 increased $18 thousand or 5.9% over the first three months of 1995 as a result of increased income from account related charges. Other non-interest income for the first quarter of 1996 increased $20 thousand or 10.4% over the same period of 1995 primarily due to increased income from ATM fees, safe deposit fees, check printing income, and other loan fees, partially offset by a decrease in credit card fee income.

Non-Interest Expense
- --------------------

     Non-interest expense for the first quarter of 1996 totalled $3.3 million, an increase of $236 thousand, or 7.8% over the comparable period of 1995. First quarter 1996 and 1995 non-interest expense annualized as a percentage of total average assets was 3.96% and 4.18%, respectively. Salaries and employee benefits for the three months ended March 31, 1996 increased $252 thousand, or 18.8% over the first quarter of 1995 as a result of additions to staff and increased expense relating to maintaining the Company's employee stock option plan ("ESOP"). In December 1995, the Company elected to adopt the American Institute of Certified Public Accountants Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans", with retroactive application, as required, effective January 1, 1994. The required adjustments and per share effect have been reflected in the fourth quarter of 1995 and 1994 since the effect on interim quarters would not be significantly different from amounts previously reported. Debt of the ESOP is recorded as debt of the Company, and shares pledged as collateral for the debt are reported as unearned ESOP preferred stock in the balance sheet. As the debt is repaid, shares are released from collateral, and compensation expense is reported for an amount equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings, and dividends on unallocated ESOP shares are recorded as a reduction of the ESOP debt and related accrued interest.

     As a result of the adoption of SOP 93-6, the Company reported compensation expense of $64 thousand and $36 thousand for the first quarter of 1996 and 1995, respectively. Interest expense relating to the ESOP for the three months ended March 31, 1996 totaled $27 thousand. Interest incurred on the ESOP debt during the first quarter of 1995 was not recorded by the Company, as the Company reflected the effects of SOP 93-6 in the fourth quarter of 1995 only. First quarter 1996 occupancy and equipment expenses increased $22 thousand or 3.5% over the first quarter of 1995 primarily due to building maintenance costs and equipment depreciation expense. These costs were partially offset by a reduction in equipment maintenance costs, and building and leasehold depreciation. Other non-interest expenses for the first quarter of 1996 decreased $38 thousand or 3.6% as compared to the same period of 1995. Insurance premiums on deposit accounts for the first quarter of 1996 decreased $161 thousand or 99.4% as compared to the same period of 1995 as a result of the Company receiving the most favorable risk classification during 1995. Other non-interest expenses, excluding insurance premiums on deposit accounts for the first quarter of 1996 increased $123 thousand or 13.9% over the same period of 1995 due to compliance expenses, higher advertising and marketing-related costs, professional fees, and stationery and postage expenses, partially offset by decreases in legal expense and costs associated with the holding of other real estate owned.


Interest Rate Sensitivity and Liquidity
- ---------------------------------------

     Management has identified numerous strategies, including a redeployment of asset maturities and cash flows in an attempt to insulate net interest income from the effects of changes in interest rates. Sensitivity to interest rate fluctuations is measured in a number of time frames. Gap positions are monitored as part of the Asset/Liability Committee ("ALCO") process. This activity includes periodic forecasts of future business activity which are applied to various interest rate environments in a simulation process. The use of these financial modeling techniques assists management in its continuing efforts to achieve stable earnings growth in an everchanging interest rate environment. While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap itself does not present a complete picture of interest rate sensitivity. For this reason, the Company primarily uses simulation techniques to project future net interest income streams, incorporating the current "gap" position, the forecasted balance sheet mix and the anticipated spread relationships between market rates and bank products under a variety of interest rate scenerios.

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. The Company's primary sources of liquidity are deposits, loan repayments and securities. During the first three months of 1996 and 1995, average balances in marketable securities and other short-term investments comprised 47.6% and 46.5% of average total assets, respectively. During the first three months of 1996, average deposit balances (after interest credited) increased 8.3% to $307.2 million from December 31, 1995.

      The Company maintains a securities portfolio to fund increases in loans or decreases in deposits, and is comprised of securities that the Company believes will suit its needs and perform reasonably well under various interest rate scenerios. These securities, which consists primarily of obligations of the U.S. Treasury and U.S. Government Agencies and issues of state and political subdivisions totalled $138.3 million at March 31, 1996, an increase of 1.2% or $1.6 million over December 31, 1995. In December 1995, the Company took advantage of the one-time opportunity to transfer securities out of the held to maturity category without penalty, and transferred $40.7 million of securities that had been previously classified as held to maturity to available for sale. At March 31, 1996, the Company's securities classified as held to maturity reflected gross unrealized gains of $57 thousand and gross unrealized losses of $1.5 million. Securities available for sale at March 31, 1996 totaled $36.7 million, a decrease of $9.6 million or 20.8% as compared to December 31, 1995 due to matured and called bonds, and sales of securities which occurred during the first quarter of 1996.

      In accordance with SFAS 115, at March 31, 1996, the Company had unrealized gains of $17 thousand (net of tax effects) in total stockholders' equity for net increases in the fair market values of its securities classified as available for sale. The Company had no securities classified as trading securities as of March 31, 1996.

      The Company remains a deposit-driven financial institution with emphasis on core deposit accumulation and retention as a basis for sound growth and profit ability. The Company believes that its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes a combination of free checking accounts, convenient branch locations, extended hours of service, quality service and active marketing. Historically, the overall liquidity of the Company has been enhanced by the significant amount of core deposits.


Capital Resources
- -----------------

      At March 31, 1996, stockholders' equity totaled $19.0 million or 5.6% of total assets, as compared with $18.6 million, or 5.7%, at December 31, 1995.

      The Federal Reserve Board standards applicable to bank holding companies and similar standards of the Federal Deposit Insurance Corporation applicable to banks classify capital into two tiers, referred to as Tier I and Tier II. Tier I capital consists primarily of common stockholders' equity and qualifying perpetual preferred stock, less goodwill. Tier II capital consists of the allowance for possible loan and lease losses up to 1.25% of risk-weighted assets.

      The Federal Reserve Board requires each bank holding company to maintain a minimum leverage ratio of 3.0% (Tier I capital to quarterly average total assets). The minimum 3.0% leverage requirement applies only to top-rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier I capital, and, in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks to which they are exposed. The Company's leverage capital ratio at March 31, 1996 was 5.77%. On March 31,
1996, the Bank's leverage capital ratio was 6.08%.


      The following table reflects the Company's and Bank's capital ratios as of March 31, 1996:

                                 								 Company        Bank
- ----------------------------------------------------------------
Tier I Capital:
     Actual.............................. 10.49%         11.01%
     Regulatory Minimum Requirement......  4.00%          4.00%

Combined Tier I and Tier II Capital:
     Actual.............................. 11.62%         12.27%
     Regulatory Minimum Requirement......  8.00%          8.00%

Leverage Ratio:
     Actual..............................  5.77%          6.08%
     Regulatory Minimum Requirement......  4.00%          4.00%
                                								    to             to
									                                  5.00%          5.00%
- ----------------------------------------------------------------

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



                   					 INDEPENDENCE BANCORP, INC.
					                    --------------------------




	        May 13, 1996               BY: /s/ Kevin J. Killian
     --------------------           ----------------------------
     DATE                           KEVIN J. KILLIAN
					                            			EXECUTIVE VICE PRESIDENT &
						                            		CHIEF FINANCIAL OFFICER






       	 May 13, 1996               BY: /s/ Karen J. Hall
     --------------------           ----------------------------
     DATE                           KAREN J. HALL
							                            	CHIEF ACCOUNTING OFFICER