Form 10-Q
period 1996-06-30
INDEPENDENCE BANCORP INC /NJ/
filed 1996-08-14
CIK 741356

                       			     UNITED STATES
		                   SECURITIES AND EXCHANGE COMMISSION
		                         WASHINGTON, D.C. 20549
			                              FORM 10-Q

   (Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
   For the quarterly period ended   June 30, 1996
                            			   ---------------

                              				   or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
   For the transition period from              to
                             			 --------------  ---------------

   Commission File Number         0-14129

                		       INDEPENDENCE BANCORP,INC.
   ----------------------------------------------------------------
       	(Exact name of registrant as specified in its charter)


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
  Securities Exchange Act of 1934 during the preceding 12 months
  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.     Yes  X        No
                                   					    ------       ------

  Number of shares outstanding of each of the issuers classes of
  common stock on  August 10, 1996                         1,613,222
              		  __________________________________________________

         	       INDEPENDENCE BANCORP, INC. AND SUBSIDIARY
	                -----------------------------------------

                              				 INDEX
			                                -----

                                                							      PAGE
							                                                     NUMBER
							                                                     ------
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Balance Sheets (unaudited)
   June 30, 1996 and December 31, 1995                          3

   Consolidated Statements of Income (unaudited)
   Three Months Ended June 30, 1996 and 1995 and
   Six Months Ended June 30, 1996 and 1995                      4

   Consolidated Statements of Cash Flows (unaudited)
   Six Months Ended June 30, 1996 and 1995                      5

   Notes to Consolidated Financial Statements
   (unaudited)                                                  6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
	   OF FINANCIAL CONDITION AND RESULTS OF
	   OPERATIONS                                                 7-15

PART II - OTHER INFORMATION                                     16


SIGNATURES                                                      17

INDEPENDENCE BANCORP,INC.and SUBSIDIARY
- ---------------------------------------
Consolidated Balance Sheets


                                         						       June 30     December 31
						                                                	1996         1995
(in thousands, except share data)                    (unaudited)
- ----------------------------------------------------------------------------
Assets
Cash and due from banks                               $21,280      $20,280
Interest bearing deposits in other banks                8,955        5,811
Federal funds sold                                      9,700       12,820
- ---------------------------------------------------------------------------
   Cash and cash equivalents                           39,935       38,911
- ---------------------------------------------------------------------------
Securities
 Available for sale, at market                         28,194       46,366
 Held to maturity, at cost (market value
 $124,652 and $90,326)                                126,595       90,297
- ---------------------------------------------------------------------------
   Total securities                                   154,789      136,663
- ---------------------------------------------------------------------------
Loans
 Commercial                                            27,842       26,592
 Real estate-construction                               5,093        5,777
 Real estate-commercial                                50,716       44,360
 Real estate-residential                               32,411       29,378
 Installment                                           39,233       36,387
- ---------------------------------------------------------------------------
   Total loans                                        155,295      142,494
 Less:
  Allowance for possible loan losses                    2,853        2,694
- ---------------------------------------------------------------------------
   Loans, net                                         152,442      139,800
- ---------------------------------------------------------------------------
Premises and equipment, net                             6,546        5,455
Accrued interest receivable                             3,209        2,759
Other real estate, net                                    806        1,230
Other assets                                              482          369
- ---------------------------------------------------------------------------
   Total assets                                      $358,209     $325,187
===========================================================================

Liabilities and Stockholders' Equity
- ------------------------------------
Deposits
 Demand (non-interest bearing)                         86,496       80,877
 Money-market, NOW and super NOW                      109,353       91,293
 Savings                                               65,958       64,928
 Time certificates of $100,000 or more                 21,747       13,078
 Other time certificates                               52,858       54,170
- ---------------------------------------------------------------------------
  Total deposits                                      336,412      304,346
Other liabilities                                         948        1,020
Employee Stock Ownership Plan (ESOP) debt               1,140        1,194
- ---------------------------------------------------------------------------
   Total liabilities                                  338,500      306,560
- ---------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity
Preferred stock, no par value, 1,000,000
 shares authorized                                          -            -
Cumulative convertible preferred stock,
 9% Series A, $1 par value, 776,875 issued
 and outstanding (liquidation value - $6,215)             777          777
Nonconvertible preferred stock, Series B,
 $1 stated value, authorized 217,500 shares,
 none issued                                                -            -
Common stock, par value $1.667 per share,
 5,000,000 authorized; 1,321,356 and 1,312,748,
 respectively, issued and outstanding                   2,203        2,189
Additional paid-in capital                             13,089       12,970
Retained earnings                                       4,905        3,594
Net unrealized holding (loss) gain on securities
 available for sale, net of income taxes                 (132)         291
Unearned ESOP preferred stock                          (1,133)      (1,194)
- ---------------------------------------------------------------------------
  Total stockholders' equity                           19,709       18,627
- ---------------------------------------------------------------------------
Total liabilities and stockholders' equity           $358,209     $325,187
===========================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
- -----------------------------------------
Consolidated Statements of Income (unaudited)

                           				      Three Months Ended     Six Months Ended
(in thousands, except                      June 30               June 30
 per share data)                       1996      1995        1996      1995
- -----------------------------------------------------------------------------
Interest income:
  Loans                               $3,304    $3,128      $6,552     $6,095
  Securities
    Taxable                            2,029     1,779       3,859      3,460
    Tax-exempt                            65         5         120          9
  Deposits with banks                     73        61         191        140
  Federal funds sold                     238       225         433        385
- -----------------------------------------------------------------------------
    Total interest income              5,709     5,198      11,155     10,089
- -----------------------------------------------------------------------------
Interest expense:
  Interest on deposits                 1,638     1,511       3,197      2,884
  Interest on ESOP loan                   27         0          54          0
- -----------------------------------------------------------------------------
    Total interest expense             1,665     1,511       3,251      2,884
- -----------------------------------------------------------------------------
Net interest income                    4,044     3,687       7,904      7,205
- -----------------------------------------------------------------------------
Provision for possible loan losses       100       160         220        340
- -----------------------------------------------------------------------------
Net interest income after provision
 for possible loan losses              3,944     3,527       7,684      6,865
- -----------------------------------------------------------------------------
Non-interest income:
  Service charges on deposit accounts    328       341         651        646
  Gain on sale of securities              48         0         302          0
  Other income                           399       190         612        383
- -----------------------------------------------------------------------------
					                                    775       531       1,565      1,029
- -----------------------------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits       1,645     1,300       3,237      2,640
  Occupancy                              381       379         772        757
  Equipment                              285       258         551        515
  Other expenses                       1,113     1,074       2,119      2,117
- -----------------------------------------------------------------------------
				                                   3,424     3,011       6,679      6,029
- -----------------------------------------------------------------------------
Income before income taxes             1,295     1,047       2,570      1,865
Income tax provision                     437       347         869        619
- -----------------------------------------------------------------------------
Net income                               858       700       1,701      1,246
Dividends on preferred stock             113       140         226        280
- -----------------------------------------------------------------------------
Net income applicable to common stock   $745      $560      $1,475       $966
=============================================================================
Net income per common share:
  Primary                               $.49      $.42        $.96       $.73
  Fully diluted                          .40       .33         .79        .58
=============================================================================
Average common shares outstanding:
  Primary                          1,513,360  1,329,419  1,539,700  1,329,287
  Fully diluted                    2,137,195  2,133,423  2,163,647  2,133,291
=============================================================================

The accompanying notes to consolidated financial statement are an integral part of these statements.

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

                                                							     Six Months Ended
								                                                         June 30
							                                                     ----------------
(in thousands)                                                1996      1995
Cash Flows from operating activities:
Net income                                                 $ 1,701   $ 1,246
- ------------------------------------------------------------------------------
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:

Provision for possible loan losses                             220       340
Depreciation of bank premises and equipment                    176       374
Net amortization and accretion on securities                  (104)       52
Provision for possible loan losses on other real estate          0       230
Loss (gain) on sale of other real estate                       (80)        3
Gain on sale of residential mortgage loans and
 related servicing rights                                       (9)      (12)
Net loan (charge-offs) recoveries                              (61)      (90)
Net gain on sale of securities available for sale             (302)        0
Increase in accrued interest receivable                       (450)     (378)
(Increase) decrease in other assets                           (113)      113
(Decrease) increase in other liabilities                       (72)      232
- -----------------------------------------------------------------------------
  Total adjustments                                           (795)      864
- -----------------------------------------------------------------------------
  Net cash provided by operating activities                    906     2,110
- -----------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from maturities of securities:
   Available for sale                                        7,588       193
   Held for maturity                                         7,257     6,374
Purchase of securities:
   Available for sale                                      (12,523)   (3,842)
   Held for maturity                                       (36,998)  (12,007)
Sale of securities available for sale                       16,531         0
Net increase in loans                                      (13,163)   (7,323)
Sale of other real estate                                      869       699
Capital expenditures                                        (1,267)     (568)
- -----------------------------------------------------------------------------
  Net cash used in investing activities                    (31,706)  (16,474)
- -----------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net increase in deposit accounts                            32,066    22,328
Principal payments on ESOP debt                                 54        56
Proceeds from the issuance of common stock                      94        14
Dividends paid on common stock                                (164)      (33)
Dividends paid on preferred stock                             (226)     (280)
- -----------------------------------------------------------------------------
  Net cash provided by financing activities                 31,824    22,085
- -----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         1,024     7,721
Cash and cash equivalents, beginning of year                38,911    30,736
- -----------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $39,935   $38,457
- -----------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
  Interest                                                  $3,251    $2,884
  Income taxes                                                 775       350
Non-cash investing activities:
  Loans transferred to other real estate                       300       614
  (Increase) decrease in market valuation of
   securities available for sale                              (423)       88
- -----------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    			  INDEPENDENCE BANCORP, INC.
		                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                          	 (unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Independence Bancorp, Inc.'s (the Company) December 31, 1995 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of June 30, 1996, the results of its operations for the three and six months then ended, and cash flows for the first six months of 1996. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

Item 2- Management's Discussion and Analysis of Financial Condition
- -------------------------------------------------------------------
            		 Condition and Results of Operations
            		 -----------------------------------

Reference should be made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Independence
Bancorp, Inc. Annual Report and Form 10K for the year ended December
31, 1995.

Overview
- --------

     Net income applicable to common stock for the three and six month periods ended June 30, 1996 totaled $745 thousand and $1.5 million, or $.40 and $.79 per fully diluted common share. This compares to net income applicable to common stock for the three and six months ended June 30, 1995 of $560 thousand and $966 thousand, or $.33 and $.58 per fully diluted common share. Net income for the second quarter of 1996 benefited from a $357 thousand, or 9.7% increase in net interest income and a $244 thousand, or 46.0% increase in non-interest income, offset by a $413 thousand, or 13.7% increase in non-interest expense. Contributing to the Company's earnings growth for the first six months of 1996 was a $699 thousand, or 9.7% increase in net interest income, and a $536 thousand, or 52.1% increase in non-interest income, offset by a $650 thousand, or 10.8% increase in non-interest expense. Included in earnings for 1996 were gains on the sale of available for sale securities of $48 thousand for the second quarter of 1996, and $302 thousand for the six months ended June 30, 1996, while there were no sales of securities during the respective periods of 1995.

     As of June 30, 1996, the Company's Capital ratios were: 5.61% for Tier I leverage capital; 10.12% for Tier I capital to risk-adjusted assets; and 11.37% for total Tier capital to risk-adjusted assets. The Bank's ratios as of June 30, 1996 were 5.90% for Tier I leverage capital; 10.63% for Tier I capital to risk-adjusted assets; and 11.88% for total Tier capital to risk-adjusted assets. All ratios remain above regulatory mandated levels.

     Non-accrual loans and total non-performing assets declined 13.4%, and 7.7%, respectively, from June 30, 1995 to June 30, 1996. As compared to December 31, 1995, total non-performing assets at June 30, 1996 increased 9.2% primarily due to one commercial real estate borrower.


Net Interest Income
- -------------------

     Tax equivalent net interest income increased $755 thousand and $394 thousand, or 10.4% and 10.7%, respectively, for the six months and quarter ended June 30, 1996 as compared to the same periods in 1995. Average interest earning assets increased $39.2 million, or 14.4% during the six months ended June 30, 1996, over the same period in 1995, while average interest bearing liabilities increased $27.2 million, or 12.8% from June 30, 1995 to June 30, 1996. The increase in interest income for the first half of 1996 is primarily due to the growth in average Agency and Municipal securities, residential and commercial mortgages, installment loans, and federal funds. Growth in average time deposits and NOW deposits accounted for substantially all of the increase in interest expense.

     The net interest margin was 5.12% for the three months ended June 30, 1996 and 5.33% for the three months ended June 30, 1995. For the first six months of 1996, the net interest margin decreased 20 basis points to 5.15% as compared to the same period in 1995. The decrease in the net interest margin is a result of lower market rate conditions and a greater decrease in the average rates earned on interest earning assets for the current year versus the decrease in average interest bearing liabilities rates, when compared to the same periods in 1995.

     Average interest earning assets for the second quarter of 1996 increased $43.1 million, or 15.5%, over the comparable period in 1995, however, the overall rate on earning assets decreased by 30 basis points due to changes in the mix of the securities and loan portfolio and decreases in the respective rates. Securities, primarily Agency and Municipal, and commercial and residential real estate loans are primarily responsible for the growth in average earning assets with increases of $21.8 million and $13.5 million, respectively, as compared with the same period of 1995.

     Interest income (FTE) totalled $11.2 million and $5.8 million for the six months and quarter ended June 30, 1996, an increase of 11.1% or $1.1 million, and 10.5% or $548 thousand, respectively, as compared to the same period in 1995. Interest expense increased 12.8%, or $368 thousand during the first six months of 1996 over the same period in 1995. Second quarter 1996 interest expense increased 10.2%, or $154 thousand as compared to the second quarter of 1995. Growth in average Agency and Municipal securities, interest bearing deposits with banks, commercial and residential real estate loans, installment loans and federal funds substantially accounted for the increase in interest income. Similarly, increases in average time deposits and N.O.W. accounts primarily accounted for the increase in interest expense.

     The Company's average rate paid on interest-bearing liabilities decreased 10 basis points for the three month period ended June 30, 1996, as compared to the same period of 1995. The cost of these interest-bearing liabilities decreased to 2.70% for the second quarter of 1996 compared to 2.80% for the second quarter of 1995 primarily due to lower rates paid on money market and time deposits. Average demand deposits for the second quarter of 1996 increased $15.2 million, or 22.7% compared to the second quarter of 1995. Average time deposits, and other interest-bearing liabilities increased $16.9 million, or 28.8%, and $13.9 million, or 8.8%, respectively, for the second quarter of 1996 as compared to the same period in 1995.

     Included in interest-earning assets are loans on which the accrual of interest has been discontinued. Such non-accrual loans amounted to $2.4 million at June 30, 1996. Had these loans been current in accordance with their terms, interest income on loans for the first half of 1996 would have been $118 thousand higher.

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

    As required by Statement of Financial Accounting Standards (SFAS)
No. 114 and No. 118, impairment may be measured based on the loan's observable market price of the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     Management has determined that its nonaccrual loans and those loans previously classified as insubstance foreclosures are impaired loans. As of June 30, 1996 included in the Company's total loan portfolio of $155.3 million, it had under SFAS 114 a total recorded investment in impaired loans of $2.4 million. Of this amount, $714 thousand did not require a valuation allowance. For the remaining $1.7 million of impaired loans there was a $397 thousand valuation allowance established. This valuation allowance was included in the $2.9 million allowance for possible loan losses in the Bank's consolidated statement of condition.
The average recorded investment in impaired loans for the second quarter of 1996 was $2.3 million.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful in which case payments received are recorded as reductions of principal. The Bank did not recognize interest income on impaired loans for the first half of 1996.

     The following table lists selected data relating to the loan portfolio and certain other factors which were considered by management in determining the amount of the allowance for possible loan losses for the period ended June 30, 1996, December 31, 1995, and June 30, 1995.

                                    		     As of, or For the Period Ended
		                                         ------------------------------
		                                           	 (amounts in thousands)

						                                 06/30/96   12/31/95   06/30/95
					                                	 --------   --------   --------
Non-Accrual Loans:
   Commercial                           $   230    $   994    $ 1,580
   Real estate-commercial                 1,747        285        988
   Real estate-residential                  169        168          0
   Installment                              266        272        216
						                                  -------   --------   --------
Total                                     2,412      1,719      2,784
Other Real Estate Owned                     885      1,301        789
				                                   --------   --------   --------
Total Non-Performing Assets             $ 3,297    $ 3,020    $ 3,573
                                  				 ========   ========   ========

Ratio of non-performing assets
to total assets                            .92%       .93%      1.16%

Accruing loans past due 90 days or more:
   Commercial                             $ 86       $ 21       $  3
   Real estate-commercial                  389          0          0
   Installment                              21         12         16
                                      --------   --------   --------
   Total                                  $496       $ 33       $ 19
	                               					 ========   ========   ========



     For the six months ended June 30, 1996, net loan charge-offs were $61 thousand as compared with net loan charge-offs of $90 thousand for the same period of 1995. There were $191 thousand in charge-offs, of which $113 thousand or 59.2% were commercial loans, and the remaining
40.8% were installment loans. Recoveries during the first six months of 1996 were for commercial and installment loans previously charged off and totaled $47 thousand and $83 thousand, respectively.

     At June 30, 1996, the Company's non-accrual loans, impaired loans, and other real estate (in total, non-performing assets) totalled $3.3 million as compared to $3.6 million at June 30, 1995. Delinquent loans
(i.e. loans 90 days or more past due, and still accruing) increased
$477 thousand primarily due to one commercial real estate loan of $389 thousand and two commercial loans totaling $86 thousand.

     In March 1996, a commercial mortgage in the amount of $1.6 million was classified as a potential problem loan. In May 1996, this commercial mortgage went into non-accrual status.

     At June 30, 1996, the Company's allowance for possible loan losses was $2.9 million, the same level at June 30, 1995. For June 30, 1996, this represented 1.8% of total loans and 118.3% of total non-performing loans. This compares to 2.1% of total loans and 103.4% of total non-performing loans at June 30, 1995. The Company's allowance for possible loan losses at December 31, 1995 was $2.7 million, or 1.9% of loans and 156.7% of total non-performing loans.


Non-Interest Income
- -------------------

     Non-interest income, excluding gains resulting from sales of available for sale securities and other real estate owned increased
$151 thousand or 14.6%, and $112 thousand or 21.1% for the six months and quarter ended June 30, 1996, respectively, over the same periods in 1995. During the first six months of 1996, the Company sold $16.0 million of its securities portfolio classified as available for sale which resulted in a gain of $302 thousand. The second quarter of 1996 reflects a gain of $48 thousand from the sale of $8.0 million of available for sale securities. No sales of available for sale securities occurred during the first six months of 1995.

     Service charges on deposit accounts for the second quarter of 1996 decreased $13 thousand or 3.8% when compared to the same period in 1995 as a result of the reduction in the minimum balance requirement for business checking accounts which began in April 1996. Income from service charges on deposit accounts for the six month periods ending
June 30, 1996 and 1995 remained at the same level.

     Other non-interest income increased $229 thousand or 59.8%, and $209 thousand or 110.0% for the six month and three month periods ending
June 30, 1996 as compared to the same periods in 1995. During the second quarter of 1996, the Company sold two other real estate owned properties which resulted in a gain of $84 thousand. In addition, increased fee income from credit cards, safe deposits, ATM, loan originations, and check printing substantially accounted for the remaining increase in non-interest income for 1996.


Non-Interest Expense
- --------------------

     Non-interest expense for the six months and quarter ended June 30, 1996 totaled $6.7 million and $3.4 million, an increase of $650 thousand or 10.8% and $413 thousand or 13.7%, respectively, over the comparable periods of 1995. Annualized, total non-interest expense as a percentage of total average assets for the six months ended June 30, 1996 and 1995 was 3.93% and 4.08%, respectively. The largest component of non-interest expense, salaries and employee benefits, totaled $1.6 million for the three month period ended June 30, 1996, and reflected an increase of $345 thousand or 26.5% over the second quarter of 1995.
Salaries and employee benefits for the first half of 1996 increased $597 thousand or 22.6% over the comparable period in 1995. This increase was a result of additions made to staff.

     In December 1995, the Company elected to adopt the American
Institute of Certified Public Accountants Statement of Position 93-6
(SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans",


with retroactive application, as required, effective January 1, 1994.
The required adjustments and per share effect have been reflected in the fourth quarter 1995 and 1994 since the effect on interim quarters would not be significantly different from amounts previously reported. Debt of the ESOP is recorded as debt of the Company, and shares pledged as collateral for the debt are reported as unearned ESOP preferred stock in the balance sheet. As the debt is repaid, shares are released from collateral, and compensation expense is reported for an amount equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings, and dividends on unallocated ESOP shares are recorded as a reduction of the ESOP debt and related accrued interest.

     As a result of the adoption of SOP 93-6, the Company reported compensation expense of $58 thousand and $34 thousand, for the second quarter of 1996 and 1995, respectively. Interest expense relating to the ESOP for the three and six months ended June 30, 1996 totaled $27 thousand and $54 thousand, respectively. Interest incurred on the ESOP debt during the second quarter of 1995 was not recorded by the Company, as the Company reflected the effects of SOP 93-6 in the fourth quarter of 1995 only.

     Occupancy expense for the second quarter of 1996 remained at the same level as the second quarter of 1995, but increased 2.0% for the first six months of 1996 as compared with the same period of 1995 due to increased building maintenance costs. Equipment expense for the six and three months ended June 30, 1996 increased $36 thousand or 7.0% and $27 thousand or 10.5%, respectively, over the comparable periods in 1995 primarily due to increased charges for servicing and maintaining the Company's computer system, and higher equipment depreciation charges resulting from fixed asset equipment additions.

     Other non-interest expense for the first six months of 1996 remained at the same level as the comparable period in 1995. Other non-interest expense for the second quarter of 1996 increased $39 thousand or 3.6% as compared to the same period in 1995. Insurance premiums on deposit accounts for the three months ended June 30, 1996 decreased $161 thousand or 99.7% as compared to the same period of 1995 as a result of the Company receiving the most favorable risk classification during 1995.
Other non-interest expenses, excluding insurance premiums on deposit accounts for the second quarter of 1996 increased $200 thousand or 21.9% over the same period of 1995 due to advertising and marketing-related costs, compliance expenses, credit reports and appraisal charges resulting from recent loan promotions, and telephone expense, partially offset by decreases in costs associated with the holding of other real estate owned and legal fees.


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

     Liquidity measures the ability to satisfy current and future cash flow needs as they become due. The Company's primary sources of liquidity are deposits, loan repayments and securities. During the first six months of 1996 and 1995, average balances in marketable securities and other short-term investments comprised 48.0% and 47.0% of average total assets, respectively. During the first six months of 1996, average deposit balances (after interest credited) increased 12.1% to $318.1 million from December 31, 1995.

     The Company maintains a securities portfolio to fund increases in loans or decreases in deposits, and is comprised of securities that the Company believes will suit its needs and perform reasonably well under various interest rate scenerios. These securities, which consist primarily of obligations of the U.S. Treasury and U.S. Government
Agencies and issues of state and political subdivisions totalled $154.8 million at June 30, 1996, an increase of 13.3% or $18.1 million over December 31, 1995. In December 1995, the Company took advantage of the one-time opportunity to transfer securities out of the held to maturity category without penalty, and transferred $40.7 million of securities that had been previously classified as held to maturity to available for sale. At June 30, 1996, the Company's securities classified as held to maturity reflected gross unrealized gains of $119 thousand and gross unrealized losses of $2.1 million. Securities available for sale at June
30, 1996 totaled $28.2 million, a decrease of $18.2 million or 39.2% as compared to December 31, 1995 due to matured bonds and the sale of primarily Treasury securities of $16.0 million which occurred during the first six months of 1996.

     In accordance with SFAS 115, at June 30, 1996, the Company had unrealized losses of $132 thousand (net of tax effects) in total stockholders' equity for net increases in the fair market values of its securities classified as available for sale. The Company had no securities classified as trading securities as of June 30, 1996.

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


Capital Resources
- -----------------

     At June 30, 1996, stockholders' equity totaled $19.7 million or 5.5% of total assets, as compared with $18.6 million, or 5.7%, at December 31, 1995.

     In addition, the Company has exercised its right to redeem all of the Company's Series A 9% Cumulative Convertible Preferred Stock on
September 6, 1996, the date fixed for redemption. As a result of the call for redemption, the Common Stock Purchase Rights attached to the shares of Series A Preferred Stock will expire on the earlier of the date the Series A Preferred Stock is converted or September 6, 1996, the date fixed for redemption, after which time such Common Stock Purchase Rights will be null and void. Net proceeds from this redemption will be approximately $6.9 million.

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

     The Federal Reserve Board requires each bank holding company to maintain a minimum leverage ratio of 3.0% (Tier I capital to quarterly average total assets). The minimum 3.0% leverage requirement applies only to top-rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier I capital, and, in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks to which they are exposed. The Company's leverage capital ratio at June 30, 1996 was 5.61%.
On June 30, 1996, the Bank's leverage capital ratio was 5.90%.

     The following table reflects the Company's and Bank's capital ratios as of June 30, 1996:



                                    					   Company        Bank
- ------------------------------------------------------------------------
Tier I Capital:
     Actual................................ 10.12%         10.63%
     Regulatory Minimum Requirement........  4.00%          4.00%
Combined Tier I and Tier II Capital:
     Actual................................ 11.37%         11.88%
     Regulatory Minimum Requirement........  8.00%          8.00%
Leverage Ratio:
     Actual................................  5.61%          5.90%
     Regulatory Minimum Requirement........  4.00%          4.00%
					                                         to             to
					                                        5.00%          5.00%
- -----------------------------------------------------------------------

    PART II - OTHER INFORMATION
    ---------------------------

    ITEM  1 - LEGAL PROCEEDINGS
    ---------------------------
	      None

    ITEM  2 - CHANGES IN SECURITIES
    -------------------------------
	      None

    ITEM  3 - DEFAULT UPON SENIOR SECURITIES
    ----------------------------------------
	      None

    ITEM  4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
    --------------------------------------------------------------
	      The annual meeting of shareholders was held on April 25, 1996. The following directors were elected to serve until the next annual meeting. The number of votes cast for or withheld from each director is indicated opposite each director's name:

				                         Total Vote For   Total Vote Withheld
                     				     Each Director     For Each Director
	      ------------------------------------------------------------
	      A. Roger Bosma            932,716             1,998
	      Esko J. Koskinen          930,539             4,175
	      Robert O. Hagman          930,539             4,175
	      James R. Napolitano       932,416             2,298
	      William F. Dator          932,219             2,495
	      Joseph A. Haynes          932,716             1,998
	      Joseph M. LoScalzo        932,716             1,998
	      Julius J. Franchini       932,606             2,108
	      Robert F. Frasco          932,716             1,998


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



                    			 INDEPENDENCE BANCORP, INC.
		                    	 --------------------------



	     August 14, 1996            BY:  /s/ Kevin J. Killian
     ------------------------       -------------------------------
	            DATE                   KEVIN J. KILLIAN
				                                EXECUTIVE VICE PRESIDENT &
				                                CHIEF FINANCIAL OFFICER






    	 August 14, 1996            BY:  /s/ Karen J. Hall
     ------------------------       -------------------------------
	            DATE                   KAREN J. HALL
				                                CHIEF ACCOUNTING OFFICER

