Form 10-Q
period 1996-09-30
INDEPENDENCE BANCORP INC /NJ/
filed 1996-11-14
CIK 741356

                   			      UNITED STATES
		                SECURITIES AND EXCHANGE COMMISSION
		                     WASHINGTON, D.C. 20549
			                           FORM 10-Q

   (Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
   For the quarterly period ended   September 30, 1996
	                            		  or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
   For the transition period from_______________ to ____________

   Commission File Number       0-14129

               		     INDEPENDENCE BANCORP,INC.
   ----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


         	  New Jersey                          22-2483513
   ------------------------------       ---------------------------
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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days.    Yes__X__      No_____

   Number of shares outstanding of each of the issuers classes of
 common stock on November 8, 1996                     2,839,409

       	       INDEPENDENCE BANCORP, INC. AND SUBSIDIARY

                           				 INDEX

                                                       						 		PAGE
							                                                        NUMBER
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets (unaudited)
     September 30, 1996 and December 31, 1995                      3

     Consolidated Statements of Income (unaudited)
     Three Months Ended September 30, 1996 and 1995 and
     Nine Months Ended September 30, 1996 and 1995                 4

     Consolidated Statements of Cash Flows (unaudited)
     Nine Months Ended September 30, 1996 and 1995                 5

     Notes to Consolidated Financial Statements
     (unaudited)                                                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
	 OF FINANCIAL CONDITION AND RESULTS OF
	 OPERATIONS                                                      7-17

PART II - OTHER INFORMATION                                        18

SIGNATURES                                                         19

INDEPENDENCE BANCORP,INC.and SUBSIDIARY
---------------------------------------
Consolidated Balance Sheets

                                          						    September 30  December 31
						                                                 	1996         1995
(in thousands, except share data)                    (unaudited)
----------------------------------------------------------------------------
Assets
Cash and due from banks                               $26,656      $20,280
Interest bearing deposits in other banks                  920        5,811
Federal funds sold                                      2,530       12,820
---------------------------------------------------------------------------
   Cash and cash equivalents                           30,106       38,911
---------------------------------------------------------------------------
Securities
 Available for sale, at market                         28,137       46,366
 Held to maturity, at cost (market value
 $135,563 and $90,326)                                137,193       90,297
---------------------------------------------------------------------------
   Total securities                                   165,330      136,663
---------------------------------------------------------------------------
Loans
 Commercial                                            26,809       26,592
 Real estate-construction                               4,740        5,777
 Real estate-commercial                                57,299       44,360
 Real estate-residential                               33,985       29,378
 Installment                                           42,847       36,387
---------------------------------------------------------------------------
   Total loans                                        165,680      142,494
 Less:
  Allowance for possible loan losses                    2,673        2,694
---------------------------------------------------------------------------
   Loans, net                                         163,007      139,800
---------------------------------------------------------------------------
Premises and equipment, net                             6,572        5,455
Accrued interest receivable                             3,384        2,759
Other real estate, net                                    822        1,230
Other assets                                              340          369
---------------------------------------------------------------------------
   Total assets                                      $369,561     $325,187
===========================================================================

Liabilities and Stockholders' Equity
------------------------------------
Deposits
 Demand (non-interest bearing)                         85,337       80,877
 Money-market, NOW and super NOW                      114,797       91,293
 Savings                                               65,955       64,928
 Time certificates of $100,000 or more                 24,004       13,078
 Other time certificates                               49,442       54,170
---------------------------------------------------------------------------
  Total deposits                                      339,535      304,346
Other liabilities                                       1,361        1,020
Employee Stock Ownership Plan (ESOP) debt               1,099        1,194
---------------------------------------------------------------------------
   Total liabilities                                  341,995      306,560
---------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity
Preferred stock, no par value, 1,000,000
 shares authorized                                          -            -
Cumulative convertible preferred stock,
 9% Series A, $1 par value, 776,875 issued
 and outstanding (liquidation value - $6,215)               -          777
Nonconvertible preferred stock, Series B,
 $1 stated value, authorized 217,500 shares,
 30,000 issued and outstanding                             30            -
Common stock, par value $1.667 per share,
 5,000,000 authorized; 2,837,789 and 1,312,748,
 respectively, issued and outstanding                   4,731        2,189
Additional paid-in capital                             18,204       12,970
Retained earnings                                       5,792        3,594
Net unrealized holding (loss) gain on securities
 available for sale, net of income taxes                 (90)          291
Unearned ESOP preferred stock                          (1,101)      (1,194)
---------------------------------------------------------------------------
  Total stockholders' equity                           27,566       18,627
---------------------------------------------------------------------------
Total liabilities and stockholders' equity           $369,561     $325,187
===========================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
-----------------------------------------
Consolidated Statements of Income (unaudited)

                            				     Three Months Ended    Nine Months Ended
(in thousands, except                   September 30         September 30
 per share data)                       1996      1995        1996      1995
-----------------------------------------------------------------------------
Interest income:
  Loans                               $3,575    $3,196     $10,127     $9,291
  Securities
    Taxable                            2,281     1,783       6,140      5,243
    Tax-exempt                            86        31         206         40
  Deposits with banks                     41        52         232        192
  Federal funds sold                     134       170         567        555
-----------------------------------------------------------------------------
    Total interest income              6,117     5,232      17,272     15,321
-----------------------------------------------------------------------------
Interest expense:
  Interest on deposits                 1,636     1,527       4,833      4,411
  Interest on ESOP loan                   26         0          80          0
-----------------------------------------------------------------------------
    Total interest expense             1,662     1,527       4,913      4,411
-----------------------------------------------------------------------------
Net interest income                    4,455     3,705      12,359     10,910
-----------------------------------------------------------------------------
Provision for possible loan losses       155       140         375        480
-----------------------------------------------------------------------------
Net interest income after provision
 for possible loan losses              4,300     3,565      11,984     10,430
-----------------------------------------------------------------------------
Non-interest income:
  Service charges on deposit accounts    342       324         993        970
  Gain on sale of securities              36         0         338          0
  Other income                           269       221         881        604
-----------------------------------------------------------------------------
				                                   	 647       545       2,212      1,574
-----------------------------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits       1,638     1,397       4,875      4,037
  Occupancy                              395       390       1,167      1,147
  Equipment                              316       263         867        778
  Other expenses                         980       824       3,099      2,941
-----------------------------------------------------------------------------
				                                   3,329     2,874      10,008      8,903
-----------------------------------------------------------------------------
Income before income taxes             1,618     1,236       4,188      3,101
Income tax provision                     548       405       1,417      1,024
-----------------------------------------------------------------------------
Net income                             1,070       831       2,771      2,077
Dividends on preferred stock             113       140         339        420
-----------------------------------------------------------------------------
Net income applicable to common stock   $957      $691      $2,432     $1,657
=============================================================================
Net income per common share:
  Primary                               $.45      $.44       $1.41      $1.13
  Fully diluted                          .43       .35        1.20        .89
=============================================================================
Average common shares outstanding:
  Primary                          2,108,453  1,553,733  1,717,920  1,464,375
  Fully diluted                    2,474,322  2,349,344  2,294,677  2,338,143
=============================================================================

The accompanying notes to consolidated financial statement are an integral part of these statements.

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

                                                 							    Nine Months Ended
								                                                       September 30
							                                                     -----------------
(in thousands)                                                1996      1995
Cash Flows from operating activities:
Net income                                                 $ 2,771   $ 2,077
------------------------------------------------------------------------------
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:

Provision for possible loan losses                             375       480
Depreciation of bank premises and equipment                    551       557
Net amortization and accretion on securities                  (174)       49
Provision for possible loan losses on other real estate          0       230
Loss (gain) on sale of other real estate                       (80)        3
Gain on sale of residential mortgage loans and
 related servicing rights                                      (13)      (15)
Net loan (charge-offs) recoveries                             (396)     (538)
Net gain on sale of securities available for sale             (338)        0
Increase in accrued interest receivable                       (625)     (934)
(Increase) decrease in other assets                             29        93
(Decrease) increase in other liabilities                       341       411
-----------------------------------------------------------------------------
  Total adjustments                                           (330)      336
-----------------------------------------------------------------------------
  Net cash provided by operating activities                  2,441     2,413
-----------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from maturities of securities:
   Available for sale                                        7,707     2,299
   Held for maturity                                        17,791     9,527
Purchase of securities:
   Available for sale                                      (21,465)   (4,839)
   Held for maturity                                       (56,554)  (21,870)
Sale of securities available for sale                       23,965         0
Net increase in loans                                      (23,528)   (7,988)
Sale of other real estate                                      869       699
Capital expenditures                                        (1,668)     (781)
-----------------------------------------------------------------------------
  Net cash used in investing activities                    (52,883)  (22,953)
-----------------------------------------------------------------------------
Cash Flows From Financing Activities:
Net increase in deposit accounts                            35,189    24,423
Principal payments on ESOP debt                                 95        84
Proceeds from the issuance of common stock                   6,774        30
Proceeds from the issuance of preferred stock                  288         0
Redemption of preferred stock                                  (33)        0
Dividends paid on common stock                                (337)      (66)
Dividends paid on preferred stock                             (339)     (420)
-----------------------------------------------------------------------------
  Net cash provided by financing activities                 41,637    24,051
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        (8,805)    3,511
Cash and cash equivalents, beginning of year                38,911    30,736
-----------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $30,106   $34,247
-----------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
  Interest                                                  $4,913    $4,411
  Income taxes                                               1,150       600
Non-cash investing activities:
  Loans transferred to other real estate                       300       614
  (Increase) decrease in market valuation of
   securities available for sale                              (381)       88
-----------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      			 INDEPENDENCE BANCORP, INC.
		               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				                            (unaudited)

Note 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, it is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Independence Bancorp, Inc.'s (the Company) December 31, 1995 Annual Report to Shareholders. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary to present fairly the Company's financial position as of September 30, 1996, the results of its operations for the three and nine months then ended, and cash flows for the first nine months of 1996. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

Note 3.  Redemption of Preferred Stock

    The Company completed its redemption of its Series A 9% Cumulative Convertible Preferred Stock on September 6, 1996 and associated common stock and Series B Preferred Stock purchase rights offering. Net proceeds of the offering totaled $6.9 million. This redemption resulted in additional shares of common stock of 1,510,304, and 30,000 of Series B Nonconvertible Preferred Stock.

Item 2- Management's Discussion and Analysis of Financial
       	Condition and Results of Operations

Reference should be made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Independence Bancorp, Inc. Annual Report and Form 10K for the year ended December 31, 1995.

Overview

   Net income applicable to common stock for the three and nine month periods ended September 30, 1996 totaled $957 thousand and $2.4 million, or $.43 and $1.20 per fully diluted common share. This compares to net income applicable to common stock for the three and nine months ended September 30, 1995 of $691 thousand and $1.7 million, or $.35 and $.89 per fully diluted common share. Net income for the third quarter of 1996 benefited from a $750 thousand, or 20.2% increase in net interest income and a $102 thousand, or 18.7% increase in non-interest income, offset by a $455 thousand, or 15.8% increase in non-interest expense. Contributing to the Company's earnings growth for the first nine months of 1996 was a $1.4 million, or 13.3% increase in net interest income, and a $638 thousand, or 40.5% increase in non-interest income, offset by a $1.1 million, or 12.4% increase in non-interest expense. Included in earnings for 1996 were gains on the sale of available for sale securities of $36 thousand for the third quarter of 1996, and $338 thousand for the nine months ended September 30, 1996, while there were no sales of securities during the respective periods of 1995.

  On October 15, 1996 Independence Bancorp, Inc. entered into a definitive agreement to be acquired by Commerce Bancorp, Inc. in an exchange of stock. The transaction is expected to be completed during the first quarter of 1997 and is subject to certain shareholder and regulatory approvals.
(see Subsequent Events)

   As of September 30, 1996, the Company's Capital ratios were: 7.47% for Tier I leverage capital; 13.61% for Tier I capital to risk-adjusted assets; and 14.86% for Total capital to risk-adjusted assets. The Bank's ratios as of September 30, 1996 were 7.23% for Tier I leverage capital; 13.10% for Tier I capital to risk-adjusted assets; and 14.35% for Total capital to risk-adjusted assets. All ratios remain above regulatory mandated levels.


   Non-accrual loans and total non-performing assets declined 4.7%, and 21.8%, respectively, from September 30, 1995 to September 30, 1996. As compared to December 31, 1995, total non-performing assets at September 30, 1996 decreased 11.1%.

Net Interest Income

   Tax equivalent net interest income increased $1.5 million and $774 thousand, or 13.9% and 20.8%, respectively, for the nine months and quarter ended September 30, 1996 as compared to the same periods in 1995. Average interest earning assets increased $45.6 million, or 16.7% during the nine months ended September 30, 1996, over the same period in 1995, while average interest bearing liabilities increased $29.7 million, or 13.8% from September 30, 1995 to September 30, 1996. The increase in interest income for the first nine months of 1996 over the comparable period in

1995 is primarily due to the growth in average securities, residential and commercial mortgages, installment loans, federal funds, and interest bearing deposits with banks. Growth in average time deposits and NOW deposits accounted for substantially all of the increase in interest expense.

   The net interest margin was 5.35% for the three months ended September 30, 1996 and 5.28% for the three months ended September 30, 1995. For the first nine months of 1996, the net interest margin decreased 13 basis points to 5.22% over the nine month period in 1995. The decrease in the net interest margin is primarily the result of the $13.4 million or 21.8% increase in higher interest bearing time deposits for the third quarter of 1996 over the third quarter 1995 level. These time deposits bear higher rates than the Company's other deposit products. For the first nine months of 1996, average time deposits increased $14.5 million or 24.8% as compared to the same period in 1995. Average time deposits as a percentage of average interest bearing liabilities for the third quarter of 1996 increased to 29.1% from 28.5% for the comparable period in 1995. For the nine month periods ended September 30, 1996 and 1995, average time deposits as a percentage of average interest bearing liabilities was 29.8% and 27.2%, respectively.

   Average interest earning assets for the third quarter of 1996 increased $54.2 million, or 19.3%, over the comparable period in 1995, however, the overall rate on earning assets decreased by 11 basis points due to changes in the mix and rates of the securities and loan portfolios. Total securities, primarily Agency, Municipal, and Treasury, as well as commercial and residential real estate loans are primarily responsible for the growth in average earning assets with increases of $34.6 million and $16.0 million, respectively, as compared with the same period of 1995.

   Interest income (FTE) totaled $17.4 million and $6.2 million for the nine months and quarter ended September 30, 1996, an increase of 13.2% or $2.0 million, and 17.3% or $908 thousand, respectively, as compared to the same period in 1995. Interest expense increased 11.4%, or $503 thousand during the first nine months of 1996 over the same period in 1995. Third quarter 1996 interest expense increased 8.8%, or $134 thousand as compared to the third quarter of 1995. Growth in average securities, commercial and residential real estate loans, and installment loans substantially accounted for the increase in interest income. Similarly, increases in average time deposits, N.O.W. accounts, and money market accounts primarily accounted for the increase in interest expense.

   The Company's average rate paid on interest-bearing liabilities decreased 25 basis points for the three month period ended September 30, 1996, as compared to the same period of 1995. The cost of these interest-bearing liabilities decreased to 2.58% for the third quarter of 1996 compared to 2.83% for the third quarter of 1995 primarily due to lower rates paid on savings, money market and time deposits. Average demand deposits for the third quarter of 1996 increased $18.4 million, or 26.0%, compared to the third quarter of 1995. Average time deposits, and other interest bearing liabilities increased $13.4 million, or 21.8%, and $27.7 million, or 18.0%, respectively, for the third quarter of 1996 as compared to the same period in 1995.

   Included in interest-earning assets are loans on which the accrual of interest has been discontinued. Such non-accrual loans amounted to $1.8 million at September 30, 1996. Had these loans been current in accordance with their terms, interest income on loans for the first nine months of 1996 would have been $152 thousand higher.

Allowance and Provision for Possible Loan Losses

   The allowance for possible loan losses is maintained at a level considered adequate by management to absorb potential loan losses. It is the result of an ongoing analysis which relates outstanding balances to expected allowance levels required to absorb future credit losses that are currently inherent in the loan portfolio. Current economic problems are addressed through management's assessment of anticipated changes in the regional economic climate, changes in composition and volume of the loan portfolio and variances in levels of classified, non-performing and past due loans. Allowance adequacy calculations are completed by applying risk assessments to determine specific and general allowance requirements for problem and non-problem loans.

   As required by Statement of Financial Accounting Standards (SFAS) No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan", impairment may be measured based on the loan's observable market price of the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

   Management has determined that its nonaccrual loans and those loans previously classified as insubstance foreclosures are impaired loans. As of September 30, 1996 included in the Company's total loan portfolio of $165.7 million, it had under SFAS 114 a total recorded investment in impaired loans of $1.8 million. Of this amount, $714 thousand did not require a valuation allowance. For the remaining $1.1 million of impaired loans there was a $201 thousand valuation allowance established. This valuation allowance was included in the $2.7 million allowance for possible loan losses in the Bank's consolidated statement of condition. The average recorded investment in impaired loans for the third quarter of 1996 was $2.4 million.

   Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful in which case payments received are recorded as reductions of principal. The Bank did not recognize any interest income on impaired loans for the first nine months of 1996.

   The following table lists selected data relating to the loan portfolio and certain other factors which were considered by management in determining the amount of the allowance for possible loan losses for the periods ended September 30, 1996, December 31, 1995, and September 30, 1995.

                  	     As of, or For the Period Ended
		                        	(amounts in thousands)

                                   					09/30/96  12/31/95   09/30/95
Non-Accrual Loans:
   Commercial                            $   227   $   994   $ 1,138
   Real estate-commercial                  1,119       285       290
   Real estate-residential                   169       168       169
   Installment                               268       272       274
Total                                      1,783     1,719     1,871
Other Real Estate                            901     1,301     1,561
Total Non-Performing Assets              $ 2,684   $ 3,020   $ 3,432

Ratio of non-performing assets
to total assets                              .73%      .93%     1.11%

Accruing loans past due 90 days or more:
   Commercial                               $ 75      $ 21      $  8
   Real estate-residential                    69         -         -
   Installment                               346        12       162
   Total                                    $490      $ 33      $170



   For the nine months ended September 30, 1996, net loan charge-offs were $396 thousand as compared with net loan charge-offs of $538 thousand for the same period of 1995. There were $591 thousand in charge-offs, of which $374 thousand or 63.3% were real estate loans, $113 thousand or 19.1% were commercial loans, and the remaining 17.6% were installment loans. Recoveries during the first nine months of 1996 were for commercial and installment loans previously charged off and totaled $92 thousand and $103 thousand, respectively.

   At September 30, 1996, the Company's non-accrual loans, impaired loans, and other real estate (in total, non-performing assets) totaled $2.7 million as compared to $3.4 million at September 30, 1995. Delinquent loans (i.e. loans 90 days or more past due, and still accruing) increased $320 thousand primarily due to two home equity loans of $236 thousand and three installment loans totaling $84 thousand.

   In March 1996, a commercial mortgage in the amount of $1.6 million was classified as a potential problem loan. In May 1996, this commercial mortgage went into non-accrual status. In September 1996, $346 thousand of this loan was charged off leaving a remainder of $801 thousand, which is secured by commercial real estate.

   At September 30, 1996, the Company's allowance for possible loan losses was $2.7 million, the same level at September 30, 1995. For September 30, 1996, this represented 1.6% of total loans and 149.9% of total non-performing loans. This compares to 1.9% of total loans and 137.5% of total non-performing loans at September 30, 1995. The Company's allowance for possible loan losses at December 31, 1995 was $2.7 million, or 1.9% of loans and 156.7% of total non-performing loans.

Non-Interest Income

   Non-interest income, excluding gains resulting from sales of available for sale securities and other real estate increased $220 thousand or 14.0%, and $65 thousand or 11.9% for the nine months and quarter ended September 30, 1996, respectively, over the same periods in 1995. During the first nine months of 1996, the Company sold $24 million of its securities portfolio classified as available for sale which resulted in a gain of $338 thousand. The third quarter of 1996 reflects a gain of $36 thousand from the sale of $8 million of available for sale securities. No sales of available for sale securities occurred during the first nine months of 1995.

   Service charges on deposit accounts for the third quarter and nine months ended September 30, 1996 increased $18 thousand or 5.6%, and $23 thousand or 2.4% when compared to the same periods in 1995 due to the increase in average deposits, and increased fee income from deposit accounts.

   Other non-interest income increased $48 thousand or 21.7%, and $277 thousand or 45.9% for the three month and nine month periods ended September 30, 1996 as compared to the same periods in 1995. The increase for the third quarter of 1996 over the comparable period in 1995 was due to higher fee income from safe deposits, ATM and wire transfers, partially offset by a reduction in check printing income. For the first nine months of 1996, other non-interest income benefited from the sales of two foreclosed real estate properties, increased fee income from safe deposits, loan originations, and wire transfers, over the respective period in 1995.


Non-Interest Expense

   Non-interest expense for the nine months and quarter ended September
30, 1996 totaled $10.0 million and $3.3 million, reflecting increases of $1.1 million or 12.4% and $455 thousand or 15.8%, respectively, over the comparable periods of 1995. Annualized, total non-interest expense as a percentage of total average assets for the nine months ended September 30, 1996 and 1995 was 3.82% and 3.99%, respectively. The largest component of non-interest expense, salaries and employee benefits, totaled $1.6 million for the three months ended September 30, 1996, and reflected an increase of $241 thousand or 17.3% over the third quarter of 1995. Salaries and employee benefits for the first nine months of 1996 increased $838 thousand or 20.8% over the comparable period in 1995. This increase was primarily a result of additions made to staff. Full time equivalent employees for September 30, 1996 and September 30, 1995 totaled 174 and 164, respectively.

   In December 1995, the Company elected to adopt the American Institute of Certified Public Accountants Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans", with retroactive application, as required, effective January 1, 1994. The required adjustments and per share effect were reflected in the fourth quarter 1995 and 1994 since the effect on interim quarters would not be significantly different from amounts previously reported. Debt of the ESOP is recorded as debt of the Company, and shares pledged as collateral for the debt are reported as unearned ESOP preferred stock in the balance sheet. As the debt is repaid, shares are released from collateral, and compensation expense is reported for an amount equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings, and dividends on unallocated ESOP shares are recorded as a reduction of the ESOP debt and related accrued interest.

   As a result of the adoption of SOP 93-6, the Company reported compensation expense of $32 thousand for the third quarter of 1996, remaining at the same level as the third quarter of 1995. Compensation expense for the nine months ended September 30, 1996 and September 30, 1995 totaled $153 thousand and $102 thousand, respectively. Interest expense relating to the ESOP for the three and nine months ended September 30, 1996 totaled $26 thousand and $80 thousand, respectively. Interest incurred on the ESOP debt during the third quarter of 1995 was not recorded by the Company, as the Company reflected the effects of SOP 93-6 in the fourth quarter of 1995 only.

   Occupancy expense for the third quarter of 1996 remained at the same level as the third quarter of 1995, but increased 1.7% for the first nine months of 1996 as compared with the same period of 1995 due to increased building maintenance costs. Equipment expense for the nine and three months ended September 30, 1996 increased $89 thousand or 11.4% and $53 thousand or 20.2%, respectively, over the comparable periods in 1995 primarily due to increased charges for servicing and maintaining the Company's computer system, and higher equipment charges relating to branch renovations and fixed asset equipment additions.

   Other non-interest expense for the first nine months of 1996 increased $158 thousand or 5.4% when compared to the same period in 1995. Other non-interest expense for the third quarter of 1996 increased $156 thousand or 18.9% as compared to the same period in 1995. Insurance premiums on deposit accounts for the first nine months of 1996 decreased $309 thousand or 99.4% as compared to the same period of 1995 as a result of the Company receiving the most favorable risk classification during 1995. As an institution insured by the Bank Insurance Fund ("BIF") of the Federal
Deposit Insurance Corporation ("FDIC"), the Company was not impacted by any assessment in connection with the recent legislation re-capitalizing the Savings Association Insurance Fund ("SAIF") during the third quarter of 1996.

   Other non-interest expenses for the third quarter of 1996, excluding insurance premiums on deposit accounts, increased $143 thousand or 17.1% over the same period of 1995 due to advertising and marketing-related costs, legal fees, audit expense, credit reports and appraisal charges resulting from on-going loan promotions, and insurance expense, partially offset by decreases in costs associated with the holding of other real estate and professional fees. For the nine month period ended September 30, 1996, other non-interest expenses, excluding insurance premiums on deposit accounts, increased $467 thousand or 17.8%. This increase was primarily due to higher advertising and marketing-related costs, credit reports and appraisals, audit fees and professional fees, partially offset by a reduction in costs associated with the holding of other real estate.



Interest Rate Sensitivity and Liquidity

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

   Liquidity measures the ability to satisfy current and future cash flow needs as they become due. The Company's primary sources of liquidity are deposits, loan repayments and securities. During the first nine months of 1996 and 1995, average balances in marketable securities and other short-term investments comprised 47.8% and 46.9% of average total assets, respectively. During the first nine months of 1996, average deposit balances (after interest credited) increased 15.3% to $327.1 million from December 31, 1995.

   The Company maintains a securities portfolio to fund increases in loans or decreases in deposits, which is comprised of securities that the Company believes will suit its needs and perform reasonably well under various interest rate scenerios. These securities, which consist primarily of obligations of the U.S. Treasury and U.S. Government Agencies and issues of state and political subdivisions totalled $165.3 million at September 30, 1996, an increase of 21.0% or $28.7 million over December 31, 1995. In December 1995, the Company took advantage of the one-time opportunity to transfer securities out of the held to maturity category without penalty, and transferred $40.7 million of securities that had been previously classified as held to maturity to available for sale. At September 30, 1996, the Company's securities classified as held to maturity reflected gross unrealized gains of $148 thousand and gross unrealized losses of $1.8 million. Securities available for sale at September 30, 1996 totaled $28.1 million, a decrease of $18.2 million or 39.3% as compared to December 31, 1995 due to matured bonds and the sale of primarily Treasury securities of $24.0 million which occurred during the first nine months of 1996.

   In accordance with SFAS 115, at September 30, 1996, the Company had unrealized losses of $90 thousand (net of tax effects) in total stockholders' equity for net decreases in the fair market values of its securities classified as available for sale. The Company had no securities classified as trading securities as of September 30, 1996.

   The Company believes that its record of sustaining core deposit growth is reflective of the Company's retail approach to banking which emphasizes a combination of free checking accounts, convenient branch locations, extended hours of service, quality service and active marketing. Historically, the overall liquidity of the Company has been enhanced by the significant amount of core deposits.

Capital Resources

   At September 30, 1996, stockholders' equity totaled $27.6 million or 7.5% of total assets, as compared with $18.6 million, or 5.7%, at December 31, 1995.

   The Company completed its redemption of its Series A 9% Cumulative Convertible Preferred Stock on September 6, 1996, and associated common stock purchase rights offering. Net proceeds from this redemption and related rights offering totaled $6.9 million.

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

   The Federal Reserve Board requires each bank holding company to maintain a minimum leverage ratio of 3.0% (Tier I capital to quarterly average total assets). The minimum 3.0% leverage requirement applies only to top-rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier I capital, and, in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks to which they are exposed. The Company's leverage capital ratio at September 30, 1996 was 7.47%. On September 30, 1996, the Bank's leverage capital ratio was 7.23%.

   The following table reflects the Company's and Bank's capital ratios as of September 30, 1996:

                                   					 Company          Bank
---------------------------------------------------------------
Tier I Capital:
     Actual.............................. 13.61%         13.10%
     Regulatory Minimum Requirement......  4.00%          4.00%
Combined Tier I and Tier II Capital:
     Actual.............................. 14.86%         14.35%
     Regulatory Minimum Requirement......  8.00%          8.00%
Leverage Ratio:
     Actual..............................  7.47%          7.23%
     Regulatory Minimum Requirement......  4.00%          4.00%
					                                       to             to
					                                      5.00%          5.00%
---------------------------------------------------------------

Subsequent Events

   On October 15, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Commerce Bancorp ("Commerce") pursuant to which the Company will be merged with and into Commerce.

Pursuant to the merger, each share of the Company's common stock will be exchanged for .935 shares of Commerce common stock, subject to certain adjustments provided for in the Merger Agreement. The transaction will be structured as a tax free merger to be accounted for as a pooling of interests. In connection with the Agreement, the Company granted Commerce an option to acquire up to 564,910 shares of the Company's authorized but unissued common stock at a price of $21.00 per share, subject to certain adjustments and exercisable under certain circumstances. Consummation of the transaction is subject to certain customary conditions provided for in the Merger Agreement, including the approval of the Company's shareholders and all necessary bank regulatory agencies.

    PART II - OTHER INFORMATION

    ITEM  1 - LEGAL PROCEEDINGS
	      None

    ITEM  2 - CHANGES IN SECURITIES
	      None

    ITEM  3 - DEFAULT UPON SENIOR SECURITIES
	      None

    ITEM  4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
	      None

    ITEM  5 - OTHER INFORMATION
	      None

    ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

	      (a)  The following exhibits are being filed with this
        		   report:

	                		27 Financial Data Schedule.


	      (b)  No reports on Form 8-K have been filed during the
        		   quarter for which this report is filed.
             A form 8-K was filed on October 15, 1996 relative to the contemplated acquisition of the Company by
        		   Commerce Bancorp, Inc. (see Subsequent Events).

                         				  SIGNATURES
                               ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  			   INDEPENDENCE BANCORP, INC.
                        --------------------------



         	 November 14, 1996           BY:  /s/ Kevin J. Killian
       -----------------------            -------------------------
	                DATE                      KEVIN J. KILLIAN
				                                       EXECUTIVE VICE PRESIDENT &
				                                       CHIEF FINANCIAL OFFICER






         	 November 14, 1996           BY:  /s/ Karen J. Hall
       -----------------------            -------------------------
	                DATE                      KAREN J. HALL
				                                       CHIEF ACCOUNTING OFFICER