Form 10-Q/A
period 1996-09-30
INDEPENDENCE BANCORP INC /NJ/
filed 1996-11-18
CIK 741356

                   			      UNITED STATES
		                SECURITIES AND EXCHANGE COMMISSION
		                     WASHINGTON, D.C. 20549
			                         FORM 10-Q/A
                  ----------------------------------
                    Amendment No. 1 to FORM 10-Q


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

INDEPENDENCE BANCORP, INC. and SUBSIDIARY
-----------------------------------------
Consolidated Statements of Income (unaudited)

                            				     Three Months Ended    Nine Months Ended
(in thousands, except                   September 30         September 30
 per share data)                       1996      1995        1996      1995
-----------------------------------------------------------------------------
Interest income:
  Loans                               $3,575    $3,196     $10,127     $9,291
  Securities
    Taxable                            2,281     1,783       6,140      5,243
    Tax-exempt                            86        31         206         40
  Deposits with banks                     41        52         232        192
  Federal funds sold                     134       170         567        555
-----------------------------------------------------------------------------
    Total interest income              6,117     5,232      17,272     15,321
-----------------------------------------------------------------------------
Interest expense:
  Interest on deposits                 1,636     1,527       4,833      4,411
  Interest on ESOP loan                   26         0          80          0
-----------------------------------------------------------------------------
    Total interest expense             1,662     1,527       4,913      4,411
-----------------------------------------------------------------------------
Net interest income                    4,455     3,705      12,359     10,910
-----------------------------------------------------------------------------
Provision for possible loan losses       155       140         375        480
-----------------------------------------------------------------------------
Net interest income after provision
 for possible loan losses              4,300     3,565      11,984     10,430
-----------------------------------------------------------------------------
Non-interest income:
  Service charges on deposit accounts    342       324         993        970
  Gain on sale of securities              36         0         338          0
  Other income                           269       221         881        604
-----------------------------------------------------------------------------
				                                   	 647       545       2,212      1,574
-----------------------------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits       1,638     1,397       4,875      4,037
  Occupancy                              395       390       1,167      1,147
  Equipment                              316       263         867        778
  Other expenses                         980       824       3,099      2,941
-----------------------------------------------------------------------------
				                                   3,329     2,874      10,008      8,903
-----------------------------------------------------------------------------
Income before income taxes             1,618     1,236       4,188      3,101
Income tax provision                     548       405       1,417      1,024
-----------------------------------------------------------------------------
Net income                             1,070       831       2,771      2,077
Dividends on preferred stock               0       140         226        420
-----------------------------------------------------------------------------
Net income applicable to common stock $1,070      $691      $2,545     $1,657
=============================================================================
Net income per common share:
  Primary                               $.50      $.44       $1.48      $1.13
  Fully diluted                          .43       .35        1.20        .89
=============================================================================
Average common shares outstanding:
  Primary                          2,108,453  1,553,733  1,717,920  1,464,375
  Fully diluted                    2,474,322  2,349,344  2,294,677  2,338,143
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

Overview


   Net income applicable to common stock for the three and nine month periods ended September 30, 1996 totaled $1.1 million and $2.5 million, or $.43 and $1.20 per fully diluted common share. This compares to net income applicable to common stock for the three and nine months ended September 30, 1995 of $691 thousand and $1.7 million, or $.35 and $.89 per fully diluted common share. Net income for the third quarter of 1996 benefited from a $750 thousand, or 20.2% increase in net interest income and a $102 thousand, or 18.7% increase in non-interest income, offset by a $455 thousand, or 15.8% increase in non-interest expense. Contributing to the Company's earnings growth for the first nine months of 1996 was a $1.4 million, or 13.3% increase in net interest income, and a $638 thousand, or 40.5% increase in non-interest income, offset by a $1.1 million, or 12.4% increase in non-interest expense. Included in earnings for 1996 were gains on the sale of available for sale securities of $36 thousand for the third quarter of 1996, and $338 thousand for the nine months ended September 30, 1996, while there were no sales of securities during the respective periods of 1995.


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



         	 November 18, 1996           BY:  /s/ Kevin J. Killian
       -----------------------            -------------------------
	                DATE                      KEVIN J. KILLIAN
				                                       EXECUTIVE VICE PRESIDENT &
				                                       CHIEF FINANCIAL OFFICER






         	 November 18, 1996           BY:  /s/ Karen J. Hall
       -----------------------            -------------------------
	                DATE                      KAREN J. HALL
				                                       CHIEF ACCOUNTING OFFICER